Form 10-Q
period 1995-03-31
SIMPSON INDUSTRIES INC
filed 1995-05-11
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
                       FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)of the Securities Exchange
Act of 1934

For Quarter Ended March 31, 1995     Commission File Number 0-6611

                            SIMPSON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

    Michigan                                      38-1225111
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

47603 Halyard Drive, Plymouth, MI                   48170
(Address of principal executive offices)          (Zip Code)

                             (313) 207-6200
          (Registrant's telephone number, including area code)

32100 Telegraph Road, Bingham Farms, Michigan 48025
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

At April 30, 1995 there were 17,981,261 outstanding shares of the registrant's common stock, $1.00 par value each.

Financial Statements

Simpson Industries, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)
March 31, 1995 and December 31, 1994


                                         31-Mar          31-Dec
ASSETS
Current Assets
     Cash and cash equivalents          $30,555           $4,812
     Accounts receivable                 48,968           48,203
     Inventories                         11,351           11,221
     Customer tooling in process            898            1,057
     Prepaid expenses and
       other current assets               4,824            5,245

Total Current Assets                     96,596           70,538

Property, Plant and Equipment
     Cost                               232,938          228,880
     Less allowances                     97,224           93,847

                                        135,714          135,033

Other Assets                              5,966            1,413

                                       $238,276         $206,984


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment
      of long-term debt                  $2,125           $2,125
     Accounts payable                    22,298           20,679
     Compensation and
       amounts withheld                   6,962            8,980
     Taxes, other than
       income taxes                       3,356            2,492
     Other accrued expenses               7,648            4,611
Total Current Liabilities                42,389           38,887
Long-Term Debt, excluding
  current installment                    74,425           50,375
Accrued Retirement Benefits              10,740           10,414
Deferred Income Taxes                     9,360            9,269
Shareholders' Equity                    101,362           98,039

                                       $238,276         $206,984


Simpson Industries, Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)
Periods Ended March 31, 1995 and 1994

                                               Three Months
                                          1995             1994

Net Sales                              $107,237          $82,701
Costs and Expenses:
  Cost of products sold                  94,856           73,155
  Administrative and selling              2,409            2,086

                                         97,265           75,241
Operating Earnings                        9,972            7,460
Investment and other income, net            334              296
Interest expense                         (1,381)          (1,221)
Earnings Before Income Taxes              8,925            6,535
Income taxes                              3,363            2,451
Net Earnings                             $5,562           $4,084

Net Earnings Per Share - Note 2           $0.31            $0.23
Cash dividends per share - Note 2         $0.10            $0.09
Average number of common and
  common equivalent shares
  - Note 2                           18,005,567       17,990,140


Simpson Industries, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
Three Months Ended March 31, 1995 and 1994


                                        1995              1994
OPERATING ACTIVITIES
   Net earnings                        $5,562           $4,084
   Depreciation                         4,497            3,791
   Provision for deferred
    income taxes                           91               58
   Amortization of
    restricted stock                       87               66
   (Gain) loss on disposition
     of assets                            (87)               4
   Changes in operating assets
     and liabilities                    (1,040)         (6,240)

   Cash Provided By Operating
     Activities                          9,110           1,763

INVESTING ACTIVITIES
   Capital expenditures                 (5,316)        (10,241)
   Proceeds from disposal of
     property and equipment                225             286
   Cash Used In Investing
     Activities                         (5,091)         (9,955)

FINANCING ACTIVITIES
   Cash dividends paid                  (1,797)         (1,672)
   Proceeds from long-term
     borrowings                         24,050           5,000
   Cash provided by stock
     transactions, net                       0              31
   Cash Provided By Financing
     Activities                         22,253           3,359
Effect of foreign currency
  exchange rate changes                   (529)           (495)
Increase (Decrease) In Cash
  and Cash Equivalent                   25,743          (5,328)


Cash and cash equivalents at
  beginning of period                    4,812          15,493
Cash and Cash Equivalents
  At End Of Period                     $30,555         $10,165




Simpson Industries, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.


Note 2. The computation of earnings per share, dividends per share and average number of common share outstanding for the three months ending March 31, 1994, have been restated to reflect a 3-for-2 stock distribution as of July 28, 1994.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 29.7%, or $24,536,000, from the first three months of 1994. The increased sales for the quarter, compared to the first period last year, resulted from an increase in North American production of automobiles and light trucks and from new product programs put into production during the past 18 months. North American auto and light truck production increased 4% year-over-year. Additionally, volume increased significantly in the heavy duty business, primarily with Caterpillar and Consolidated Diesel Corp. The Company believes that its sales will continue to increase, at a moderate rate, on a quarterly year-over-year basis.

Cost of products sold as a percent of sales for the first three months of 1995, compared to the first period of 1994 remained the same at 88.5%.

Administrative and selling costs as a percent of sales decreased for the three month period ended March 31, 1995, compared to the first quarter of 1994 due to higher sales volume and cost control. Interest expense increased from 1994 as a result of increased long-term debt.

In January 1995, the Company entered into bank term loan agreements for $20,000,000 and $4,050,000. The Company borrowed the $20,000,000 at an interest rate of 8.45%, payable quarterly, with repayment of principal due in twenty quarterly installments commencing in July 2000. Additionally, the Company's Mexican subsidiary borrowed $4,050,000 at an interest rate of 8.82%, payable monthly, with repayment of principal due in eighty-four equal monthly installments commencing in February 1996.

The Company invests in equipment and facilities to produce components for automotive, truck and engine programs. Cash flows from operations and proceeds from long-term borrowings, discussed above, exceeded these investments and dividends paid, resulting in a $25,743,000 increase in cash and cash equivalents. With a quick ratio of 1.9 to 1, and a total debt to invested capital ratio of 43%, the Company's financial condition remains strong.


Part II. Other Information

Item 4:  Submission of matters to a vote of security holders

The annual meeting of shareholders of Simpson Industries, Inc. was held on April 25, 1995 in Troy, Michigan. The following persons were elected to serve on the Board of Directors until the 1998 annual meeting.

                          Votes in
Nominee                    Favor                       Withheld

Michael E. Batten         11,473,687                    469,879
Robert W. Navarre         11,518,108                    425,458
Frank K. Zinn             11,541,069                    402,497


Part II. Other Information

Item 6:  Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 1995.

Simpson Industries, Inc.
Computation of Earnings Per Share
                                    Three Months Ended
                                          31-Mar
                                   1995              1994
Primary

Average number of common
  shares outstanding
  - Note 2                      17,943,665         17,889,493

Dilutive stock options
  outstanding - Note 2              61,902            100,647

Average number of common and
  common equivalent shares      18,005,567         17,990,140

Net earnings applicable to
  common stock and common
  stock equivalents             $5,562,000         $4,084,000
Primary earnings per share           $0.31              $0.23




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIMPSON INDUSTRIES, INC.
                                        Registrant

Date:  May 10, 1995                     /s/ Roy E. Parrott
                                        Roy E. Parrott
                                        President & Chief Executive Officer

Date:  May 10, 1995                     /s/James E. Garpow
                                        James E. Garpow
                                        Controller