Form 10-Q
period 1995-06-30
SIMPSON INDUSTRIES INC
filed 1995-08-10
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended June 30, 1995         Commission File Number   0-6611

                     SIMPSON INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

Michigan                               38-1225111
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan               48170
(Address of principal executive offices)              (Zip Code)

(313)207-6200
(Registrant's telephone number, including area code)

32100 Telegraph Road, Suite 120, Bingham Farms, Michigan, 48025
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No

At July 31, 1995 there were 17,980,224 outstanding shares of the registrant's common stock, $1.00 par value each.







Consolidated Balance Sheets (Unaudited)
(In thousands)
June 30, 1995 and December 31, 1994
                                                 June 30     Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents                    $ 14,399    $  2,321
     Marketable securities, at cost                      0       2,491
     Accounts receivable                            52,948      48,203
     Inventories                                    10,287      11,221
     Customer tooling in process                       462       1,057
     Prepaid expenses and other current assets       4,549       5,245
Total Current Assets                                82,645      70,538

Property, Plant and Equipment
     Cost                                          238,569     228,880
     Less Allowance                                101,573      93,847
                                                   136,996     135,033
Other Assets                                         6,140       1,413
                                                  $225,781    $206,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment of long-term debt        $  1,741    $  2,125
     Accounts payable                               20,477      20,679
     Compensation and amounts withheld               7,835       8,980
     Taxes, other than income taxes                  2,135       2,492
     Other accrued expenses                          5,505       4,611
Total Current Liabilities                           37,693      38,887

Long-Term Debt, excluding current installment       62,559      50,375
Accrued Retirement Benefits                         11,133      10,414
Deferred Income Taxes                                9,455       9,269
Shareholders' Equity                               104,941      98,039
                                                  $225,781    $206,984




Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended June 30, 1995 and 1994


                                    Six Months            Three Months
                                 1995       1994        1995        1994

Net sales                       $210,837   $174,016    $103,600    $91,315
Costs and expenses:
     Cost of products sold       186,544    153,790      91,688     80,635
     Administrative and selling    5,266      4,798       2,857      2,712
                                 191,810    158,588      94,545     83,347
Operating Earnings                19,027     15,428       9,055      7,968
Investment and other income,
   net                               796        477         462        181
Interest expense                  (2,862)    (2,147)     (1,481)      (926)
Earnings Before Income Taxes      16,961     13,758       8,036      7,223
Income taxes                       6,488      5,196       3,125      2,745
Net Earnings                    $ 10,473      8,562    $  4,911    $ 4,478

Net Earnings Per Share-Note 2       $.58       $.48        $.27       $.25

Cash dividends per share-Note 2     $.20       $.18        $.10       $.09

Average number of common
   equivalent shares-Note 2   18,027,830 18,000,024  18,050,093 18,009,907





Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Six Months Ended June 30, 1995 and 1994


                                                  1995           1994
OPERATING ACTIVITIES
Net Earnings                                    $10,473        $ 8,562
Depreciation                                      9,052          7,849
Provision for deferred income taxes                 187            133
Amortization of restricted stock                    167            180
(Gain) loss on disposition of assets               (128)            20
Changes in operating assets and liabilities      (7,338)          (324)
Cash Provided By Operating Activities            12,413         16,420

INVESTING ACTIVITIES
Sale of marketable securities                     2,491              0
Capital expenditures                            (11,228)       (17,902)
Proceeds from disposal of property and equipment    341            403
Cash Used In Investing Activities                (8,396)       (17,499)

FINANCING ACTIVITIES
Cash dividends paid                              (3,595)        (3,345)
Proceeds from long-term borrowings, net          11,800          7,000
Cash provided by stock transactions, net             26             36
Cash Provided By Financing Activities             8,231          3,691
Effect of foreign currency exchange rate changes   (170)          (505)
Increase In Cash and Cash Equivalents            12,078          2,107
Cash and cash equivalents at beginning of period  2,321         15,493

Cash and Cash Equivalents At End of Period      $14,399        $17,600




Notes to Condensed Consolidated Financial Statements


Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

Note 2. The computation of earnings per share, dividends per share and average number of common shares outstanding for the three and six months ending June 30, 1994 have been restated to reflect a 3-for-2 stock distribution as of July 28, 1994.





ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 21.2%, or $36,821,000, from the first six months of 1994. Net sales in the second quarter of 1995 increased 13.5%, or $12,285,000, from the second quarter of 1994. The increased sales for the quarter and the six months was primarily attributable to the impact of the new product programs put into production during the past 18 months. North American production of automobiles and light trucks decreased 5% from last year during the second quarter and decreased 1% during the six month period. However, volume increased significantly in the heavy duty business, primarily with Caterpillar and Consolidated Diesel.

Cost of products sold, as a percent of sales, for the first six months of 1995, compared to the first half of 1994 remained approximately the same at 88.5%. Cost of products sold, as a percent of sales, compared to the second quarter of the prior year, remained approximately the same at 88.5%, compared to 88.3%.

Administrative and selling costs as a percent of sales decreased for the six- and three-month periods ended June 30, 1995, compared to the same periods of 1994 due to higher sales volume. Interest expense increased from 1994 as a result of additional long-term debt obtained in the first quarter of 1995.

In January 1995, the Company entered into bank term loan agreements for $20,000,000 and $4,050,000. The Company borrowed $20,000,000 at an interest rate of 8.45%, payable quarterly, with repayment of principal due in twenty quarterly installments commencing in July 2000. Additionally, the Company's Mexican subsidiary borrowed $4,050,000 at an interest rate of 8.82%, payable monthly, with repayment of principal due in eighty-four equal monthly installments commencing in February 1996. In the first half of 1995, payments of long-term borrowings totaled $12,250,000, resulting in net proceeds from long-term borrowings of $11,800,000.

The Company invests in equipment and facilities to produce components for automotive, truck and engine programs. Cash flows from operations and net proceeds from long-term borrowings, discussed above, exceeded these investments and dividends paid, resulting in a $12,078,000 increase in cash and cash equivalents in the first half of 1995. With a quick ratio of 1.8 to 1 and a total debt-to-invested capital ratio of 38%, the Company's financial condition remains strong.





                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          There were no reports filed on Form 8-K for the quarter ended June 30, 1995.


Exhibit (11) - Computation of Earnings Per Share

                           Six Months Ended         Three Months Ended
                               June 30                   June 30
                          1995         1994         1995         1994
Primary

Average number of
  common shares
  outstanding-Note 2  $17,962,217  $17,905,137  $17,980,769  $17,920,782
Dilutive stock
  options outstand-
  ing-Note 2               65,613       94,887       69,324       89,125
Average number of
  common and common
  equivalent shares   $18,027,830  $18,000,024  $18,050,093  $18,009,907

Net earnings appli-
  cable to common
  stock and common
  stock equivalents   $10,473,000   $8,562,000   $4,911,000   $4,478,000

Primary earnings
  per share                  $.58         $.48         $.27         $.25







                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SIMPSON INDUSTRIES, INC.
                                     Registrant

August 9, 1995                       /S/ROY E. PARROTT
                                     Roy E. Parrott
                                     President and Chief Executive Officer

August 9, 1995                       /S/JAMES E. GARPOW
                                     James E. Garpow
                                     Controller and Assistant Secretary