Form 10-Q
period 1995-09-30
SIMPSON INDUSTRIES INC
filed 1995-11-14
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


              For Quarter Ended September 30, 1995

                 Commission File Number 0-6611


                      SIMPSON INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

    Michigan                            38-1225111
(State or other jurisdiction of         IRS Employer
incorporation or organization)        Identification No.)


47603 Halyard Drive, Plymouth, Michigan        48170-2429
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

Yes  X         No

At October 31, 1995 there were 17,981,241 outstanding shares of the registrant's common stock, $1.00 par value each.











Consolidated Balance Sheets (Unaudited)
(In thousands)
September 30, 1995 and December 31, 1994
                                         Sept. 30   Dec. 31
ASSETS
Current Assets
  Cash and cash equivalents             $  8,159   $  2,321
  Marketable securities, at cost               0      2,491
  Accounts receivable                     50,635     48,203
  Inventories                             11,514     11,221
  Customer tooling in process              2,780      1,057
  Prepaid expenses and other
     current assets                        4,474      5,245
Total Current Assets                      77,562     70,538

Property, Plant and Equipment
  Cost                                   246,551    228,880
  Less Allowance                         104,989     93,847
                                         141,562    135,033
Other Assets                               6,534      1,413
                                        $225,658   $206,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current installment of
     long-term debt                     $  1,886   $  2,125
  Accounts payable                        18,855     20,679
  Compensation and amounts withheld        9,376      8,980
  Taxes, other than income taxes           1,647      2,492
  Other accrued expenses                   5,574      4,611
Total Current Liabilities                 37,338     38,887

Long-Term Debt, excluding
   current installment                    62,414     50,375
Accrued Retirement Benefits               11,449     10,414
Deferred Income Taxes                      9,553      9,269
Shareholders' Equity                     104,904     98,039
                                        $225,658   $206,984










Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended September 30, 1995 and 1994


                           Nine Months           Three Months
                         1995       1994       1995      1994

Net sales              $297,174   $259,893    $86,338   $85,877
  Costs and expenses:
  Cost of products sold 266,256    232,239     79,713    78,449
  Administrative and
     selling              8,485      7,094      3,220     2,296
                        274,741    239,333     82,933    80,745
Operating Earnings       22,433     20,560      3,405     5,132
Investment and other
     income, net            844        506         48        29
Interest expense         (4,219)    (3,225)    (1,357)   (1,078)
Earnings Before
     Income Taxes        19,058     17,841      2,096     4,083
Income taxes              7,149      6,814        661     1,618
Net Earnings           $ 11,909    $11,027    $ 1,435   $ 2,465

Net Earnings Per Share     $.66       $.61       $.08      $.14

Cash dividends per share   $.30       $.29       $.10      $.10

Average number of
   common equivalent
   shares            18,036,768 18,001,422 18,054,643 18,004,832









Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Nine Months Ended September 30, 1995 and 1994


                                        1995          1994
OPERATING ACTIVITIES
Net Earnings                          $11,909       $11,027
Depreciation                           13,836        11,981
Provision for deferred income taxes       284           220
Amortization of restricted stock          247           251
(Gain) loss on disposition of assets     (224)           82
Changes in operating assets and
   liabilities                         (9,073)       (3,364)
Cash Provided By Operating Activities  16,979        20,197

INVESTING ACTIVITIES
Sale of marketable securities           2,491             0
Capital expenditures                  (20,651)      (28,337)
Proceeds from disposal of
   property and equipment                 510           445
Cash Used In Investing Activities     (17,650)      (27,892)

FINANCING ACTIVITIES
Cash dividends paid                    (5,393)       (5,137)
Proceeds from long-term
    borrowings, net                    11,800        12,000
Cash provided by stock
    transactions, net                      42            39
Cash Provided By Financing Activities   6,449         6,902
Effect of foreign currency exchange
    rate changes                           60          (225)
Increase (decrease)In Cash and Cash
    Equivalents                         5,838        (1,018)
Cash and cash equivalents at beginning
    of period                           2,321        15,493
Cash and Cash Equivalents At End
    of Period                         $ 8,159       $14,475










Notes to Condensed Consolidated Financial Statements


Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.







ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Net sales increased 14.3% , or $37,281,000, from the first nine months of 1994. Net sales in the third quarter of 1995 remained approximately the same from the third quarter of 1994. The increased sales for the nine months was primarily attributable to the impact of the new product programs put into production during the past 18 months. North American production of automobiles and light trucks decreased 6% from last year during the third quarter and decreased 2% during the nine month period. However, volume increased significantly in the heavy duty business, primarily with Caterpillar and Consolidated Diesel.

Cost of products sold, as a percent of sales, for the first nine months of 1995, compared to the same period of 1994, remained approximately the same at 89.6% compared to 89.4%. Cost of products sold, as a percent of sales, compared to the third quarter of the prior year, increased from 91.4% to 92.3% due to higher metal market costs than last year and a shift in product mix.

Administrative and selling costs as a percent of sales increased for the nine and three-month periods ended September 30, 1995 compared to the same periods of 1995 due to additional funds being expended for selling and research and development to help in supporting the current and future growth of the Company. Interest expense increased from 1994 as a result of increased long-term debt.

In January 1995, the Company entered into bank term loan agreements for $20,000,000 and $4,050,000. The Company borrowed $20,000,000 at an interest rate of 8.45%, payable quarterly, with repayment of principal due in twenty quarterly installments commencing July 2000. Additionally, the Company's Mexican subsidiary borrowed $4,050,000 at an interest rate of 8.82%, payable monthly, with repayment of principal due in eighty-four equal monthly installments commencing in February 1996. For the nine month period ending September 30, 1995, payments of long-term borrowings totaled $12,250,000, resulting in net proceeds from long-term borrowings of $11,800,000.

The Company invests in equipment and facilities to produce components for automotive, truck and engine programs. Cash flows from operations and net proceeds from long-term borrowing, discussed above, exceeded these investments and dividends paid, resulting in a $5,838,000 increase in cash and cash equivalents for the nine month period ending September 30, 1995. With a quick ratio of 1.6 to 1 and a total debt-to-invested capital ratio of 38% , the Company's financial condition remains strong.



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1995.


Exhibit (11) - Computation of Earnings Per Share

                       Nine Months Ended     Three Months Ended
                            Sept. 30                Sept. 30
                       1995        1994       1995        1994
Primary

Average number of
  common shares
  outstanding      17,968,132  17,912,350  17,979,962  17,926,775
Dilutive stock
  options outstand-
  ing                  68,636      89,072      74,681      78,057
Average number of
  common and common
  equivalent
  shares           18,036,768  18,001,422  18,054,643  18,004,832

Net earnings appli-
  cable to common
  stock and common
  stock
  equivalents     $11,909,000 $11,027,000  $1,435,000  $2,465,000

Primary earnings
  per share              $.66        $.61        $.08        $.14







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SIMPSON INDUSTRIES, INC.
                                       Registrant

November 9, 1995                       By: /s/Roy E. Parrott
                                          Roy E. Parrott
                                          President and Chief
                                          Executive Officer

November 9, 1995                           /s/James E. Garpow
                                          James E. Garpow
                                          Controller and
                                          Assistant Secretary