Form 10-K405
period 1995-12-31
SIMPSON INDUSTRIES INC
filed 1996-03-12
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(X)  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission File Number 0-6611


                            SIMPSON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



               Michigan                        38-1225111
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

        47603 Halyard Drive, Plymouth, Michigan       48170
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number,
including area code:                    (313) 207-6200


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $ 1.00 par value
                          (Title of Class)

                    Common Stock Purchase Rights
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X           No


Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.         [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 21, 1996, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $163,049,969.

At February 21, 1996, there were outstanding 18,010,694 shares of the registrant's common stock, $1.00 par value each.

Portions of the Proxy Statement for 1996 Annual Meeting of
Shareholders have been incorporated by reference in this Annual
Report on Form 10-K (Part III).



                                     PART I

Item 1.  BUSINESS


Introduction

Simpson Industries, Inc. (the "Company") was organized under Michigan law in 1945. The Company's executive offices are located in Plymouth, Michigan, and the eleven plants at which its manufacturing operations are conducted are located in Michigan, Ohio, Indiana, North Carolina, Ontario (Canada) and Federal District of Mexico (Mexico). Reference in this report to the Company includes Simpson Industries, Inc., its predecessors, divisions and subsidiaries, unless otherwise indicated by the context.

Principal Products and Markets

The Company manufactures vibration control and other products for automobile, light-truck and diesel engines, air conditioning compressor components, wheel-end and suspension components and assemblies, and transmission and driveline components which are machined from castings and forgings. These products are produced principally for original equipment manufacturers of automobiles, light trucks, diesel engines and heavy duty equipment in North America.

The Company's operations are organized into two management groups --- Automotive Group and Heavy Duty Group. The Company maintains product design and process development staffs which work with customers' engineers, principally in the design, testing and development of new products, as well as in the on-going refinement of existing products. The Company also conducts its own research and development activities which are separate from the product development activities conducted in cooperation with its customers. The Company expended $2,309,000 in 1995, $2,033,000 in 1994 and $1,575,000 in 1993 for its
research and development.

Competition in the sale of all of the Company's products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. The Company believes that its performance record in these respects places it in a strong competitive position. The Company believes that, in the manufacture of its products, it competes with numerous supplier companies, some of which are larger and have greater financial resources than the Company. In addition, many of the Company's larger customers are capable of performing their own machining work.

The Company's customers to which sales exceeded 10% of total net sales include General Motors Corporation, Ford Motor Company, Chrysler Corporation and Consolidated Diesel Company (and its parent companies Cummins Engine Co., Inc. and Case Corporation). Substantially all of the Company's sales are based on competitive proposals on requests from customers. Sales of all products to General Motors Corporation, Ford Motor Company, Chrysler Corporation and Consolidated Diesel Company (and its parent companies Cummins Engine Co., Inc. and Case Corporation) during the years ended December 31, 1995, 1994 and 1993 accounted for 74.3%, 80.1%, and 83.9%, respectively, of the Company's total sales during those periods. In recent years, sales to other significant customers, in particular Caterpillar Incorporated, Mitsubishi Motors Corporation and other Japanese manufacturers, have grown in importance as the Company has broadened its customer base and more narrowly focused its product direction. However, the loss of all or a substantial portion of sales to major customers could have a detrimental effect on the Company's business. The Company believes that such a loss is unlikely because the Company's products, which generally have a life of five to ten years, require a substantial initial investment in engineering, equipment and tooling. Moreover, sales to automotive customers consist of a large number of different products as well as different types of the same products, which are sold to separate divisions and operating groups within each customer's organization. These customer operating units generally act independently when making their purchasing decisions.

Because the Company principally ships to its customers' scheduled needs, information concerning its backlog is not meaningful to an understanding of its business. Purchase orders for machined products that do not necessarily represent firm contracts are generally received from larger customers. Customers issue short-term releases against the purchase orders from time to time during the year and these releases are firm orders that typically remain open for acceptance by the Company for a period of 30 days or less.

The basic raw materials for the Company's products include aluminum and ferrous castings, steel forgings, steel bar stock and rubber, all of which are available from a large number of sources. The Company has been purchasing such materials from several sources.

The Company holds various patents and, from time to time, in the ordinary course of its business, files patent applications.
However, the Company does not consider any individual patent or patent application to be material to the operation of its business.

The Company's operations, in common with those of manufacturers generally, are subject to numerous federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with such laws and regulations has not had and is not anticipated to have a material effect on the capital expenditures, earnings or competitive position of the Company.

At December 31, 1995, the Company employed 2,050 people on an active basis.

Since most of the Company's machined products are for engines, transmissions and drive trains, they are generally not affected by style changes and their production and delivery continue at a relatively uniform rate. However, the Company's operations are affected by the cyclical nature of the United States automobile, light-truck and heavy-duty vehicle markets.

The Company's operations are conducted within one business segment and sales attributable to customers outside the United
States from U.S. operations were $48,700,000 in 1995, $41,900,000 in 1994 and $15,900,000 in 1993.



Item 2.  PROPERTIES

The following table sets forth the location and approximate size of the Company's facilities. Principally, owned properties are facilities involved in the manufacture of the Company's products and are owned by the Company and its subsidiaries free of encumbrances. All of these properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purpose.

                            PROPERTIES IN ACTIVE USE


                                     Approximate    Approximate
          Location                    Land Area     Floor Space

     Gladwin, Michigan............     5.0 Acres    71,000 Square Feet
     Jackson, Michigan............    11.0          93,000
     Litchfield, Michigan.........    22.8         230,000
     Plymouth, Michigan...........     5.5          68,000
     Middleville, Michigan........     3.5          72,000
     Fremont, Indiana.............    13.7          99,000
     Bluffton, Indiana............    12.5         119,000
     Edon, Ohio...................    15.2         134,000
     Troy, Ohio...................    12.2          93,000
     Greenville, North Carolina...    12.6          90,000
     Thamesville, Ontario.........     6.0          59,000
     Iztapalapa, Mexico...........     2.8          86,000

     TOTAL IN ACTIVE USE...........  122.8       1,214,000





Item 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1995.







                                     PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

STOCK PRICE AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market as a National Market Issue under the symbol SMPS. Stock prices are quoted in the automated quotation system operated by the National Association of Securities Dealers (NASDAQ). The quarterly range of bid prices per share, as reported by NASDAQ, and the dividends paid thereon during the years ended December 31, 1995 and 1994 are shown in the accompanying table. Such prices may represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1995 there were 3,351 shareholders of record of the Company's common stock.




                          Bid Price Per Share     Dividend
Quarter Ended              High       Low         Paid Per
                                                   Share

March 31, 1994           15 21/32    12 21/32      $.09
June 30, 1994            14 21/32    12             .09
September 30, 1994       13 1/2      10             .10
December 31, 1994        13 3/8       7 7/8         .10
March 31, 1995           10 1/8       9             .10
June 30, 1995            11 1/4       9 3/8         .10
September 30, 1995       12 1/8       8 5/8         .10
December 31, 1995         9 7/8       8             .10





Item 6.  Selected Financial Data


Five Year Summary
(Dollar amounts in millions, except per share and per employee)

                                1995      1994      1993      1992     1991

Operating Data
    Net sales                  $395.1    $356.6    $262.5    $222.8   $191.9
    Cost of products sold       354.4     319.6     234.2     197.3    175.2
    Gross profit                 40.7      37.0      28.3      25.5     16.7
    as a % of sales              10.3      10.4      10.8      11.5      8.7

Operating earnings               28.8      26.8      19.4      16.7      9.2
   as a % of sales                7.3       7.5       7.4       7.5      4.8

Net earnings                     15.3      14.4       6.4*      8.0      4.5
    as a % of sales               3.9       4.0       2.5       3.6      2.4

Net earnings per share            0.85      0.80      0.36      0.47     0.31
Dividend per share                0.40      0.38      0.37      0.37     0.37

Weighted average shares
(millions)                       18.0      18.0      17.9      16.9     14.7

At Year End
Current assets                  $82.0     $70.5     $70.9     $76.9    $51.3
Working capital                  40.3      31.7      34.5      49.7     30.4
Total assets                    232.5     207.0     186.8     170.0    138.1
Long-term debt                   62.3      50.4      39.0      37.0     38.5
Shareholders' equity            105.1      98.0      91.5      91.8     64.1
Book value per share              5.84      5.47      5.12      5.16     4.39
% Debt/equity                       59        51        43        40       60
% Debt/total capital                38        35        31        30       38

Additional Statistics
New program launches                10        23        20      N/A      N/A
Sales per share                 $21.91    $19.81    $14.64    $13.16   $13.08

Depreciation                     18.9      16.3      14.2      13.4     12.4

Capital investment               31.5      38.2      37.5      22.4     15.8
% return on average equity       15.1      15.2       7.0      10.2      7.0

Sales per employee            186,706   182,240   163,034   148,451  134,633
Operating earnings per
  employee                     13,594    13,704    12,041    11,147    6,488
Number of employees, year end   2,050     2,135     1,768     1,507    1,471

Stock Activity
Price Range                     8 -     7 7/8 -  10 1/2 -    8 -     4 19/32 -
                               12 1/8  15 21/32  14 21/32   13 5/32   9 5/32

Price at year end               9       9 1/4    14 3/32    10 13/32  8 21/32


 *  - Includes $3-million net charge for accounting changes.
N/A - Not available.






Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


Results of Operation

1995 Compared to 1994

In 1995 net sales reached a record level at $395,069,000, reflecting an 11% increase over 1994/s $356,643,000. This increase was primarily driven by 10 new program launches in 1995 and the full year effect of the 23 new product programs launched in 1994 generating significant new volume. Base volumes on previously existing programs, while remaining fairly strong, declined in the latter part of the year. North American production of automobiles and light trucks decreased 2% from the prior year, while production levels increased for medium and heavy-duty diesel engines for vehicles and non-vehicular use. Management expects sales for 1996 to be comparable to 1995 as light vehicle and heavy-duty truck markets continue to experience some softness.

Operating earnings increased 7% from $26,818,000 to $28,764,000 for 1995. The operating margin, at 7.3% decreased slightly from 7.5% in 1994, due principally to a shift in product mix in late 1994 and margin pressure caused by higher fixed costs and relatively flat volume in the second half of the year. Offsetting factors include lower new program launch costs than in 1994 and productivity gains on more mature production lines.

Investment and other income was $1,147,000 in 1995, up $530,000 from 1994, due to higher average invested balances. Interest expense increased $1,170,000 from 1994 as a result of additional long-term borrowing issued early in the year.

Income tax expense for 1995 represents an effective rate of 37.3% compared to 37.8% for 1994, which is lower due to lower foreign taxes.


1994 Compared to 1993

Net sales for 1994, at $356,643,000 were 36% above the $262,485,000 level of 1993. The major reason for the sales increase from 1993 to 1994 was the volume on several significant new product programs in addition to an 8% increase in North American auto and light truck production and heavy-duty diesel engine production increases.

Operating earnings, as a percentage of sales, were 7.5% and 7.4% for 1994 and 1993, respectively. This margin improved slightly yet was reduced by start-up expenses incurred in connection with the launch of 23 new major programs. Additionally, material costs increased as a percentage of sales due to a shift to higher-material-content components along with increases in aluminum costs, not yet recoverable from customers. Offsetting some of these effects were the impact of higher volume on base business and productivity gains on existing production lines, coupled with control of administrative and selling expenses.

Investment and other income was $617,000 in 1994, up from $232,000 from 1993. Interest expense increased $1,014,000 from 1993 as a result of increased long-term debt in 1994.

The effective rate for income tax expense was 37.8% for 1994 compared to 42.1% for 1993. The 1993 expense of $6,850,000 included $1,300,000 of deferred tax on the expected repatriation of current and prior earnings of a Canadian subsidiary, a $200,000 charge for the adjustment of deferred tax balances to the new higher federal tax rate, and the mitigating impact of tax-exempt investment earnings.

In the first quarter of 1993, the Company adopted new accounting pronouncements related to retiree medical benefits and income taxes. The net impact of the cumulative effects of the two changes was to reduce net income by $3,000,000.


Liquidity and Capital Resources

Net cash generated from operations was $35,781,000 in 1995 compared to $20,778,000 in 1994 and $17,042,000 in 1993. The cash flows were primarily provided from earnings and depreciation expense reduced by working capital needed to support the significant growth in 1994 and 1993.

During 1995, $31,510,000 was invested in capital equipment and plant expansions compared to $38,239,000 in 1994. The investment was lower in 1995 due to the completion in 1994 of expansions at the Fremont, Indiana, and Troy, Ohio plants, as well as investments made in 1994 in support of a greater number of major new programs for 1995 and 1996. Capital expenditures for 1996 are expected to approximate $25,000,000 and will principally support the completion of the Technology Center in Plymouth, Michigan, new business, and infrastructure enhancements around the organization.

During 1995, the Company entered into bank term loan agreements for $20,000,000 and $4,050,000. The $20,000,000 debt agreement carries an interest rate of 8.45% and is payable over a 10-year period. The $4,050,000 debt agreement carries an interest rate of 8.82% and is payable over 8 years. During 1995 the Company repaid a $10,000,000 bank term loan and additional cash was used to prepay $750,000 of higher-cost debt in addition to the $1,500,000 scheduled repayment. During 1994, the Company drew down the remaining $15,000,000 under a $20,000,000 unsecured loan agreement, originated in 1993, at an interest rate of 6.75% and payable over 15 years. Prepayments of $1,500,000 of higher cost debt were also made in 1994 and 1993.

The Company has paid uninterrupted cash dividends each year since becoming publicly-owned in 1972. Dividends paid in 1995 were $7,192,000 compared to $6,930,000 in 1994 and $6,665,000 in
1993, reflecting the increased dividend rate in mid-1994. The per share dividend rate for years 1995, 1994 and 1993 was $.40 per share, $.38 per share and $.37 per share, respectively.

The Company maintains a revolving credit facility and other short-term borrowing arrangements which total $24,623,000 of which $3,022,000 was committed as letters of credit at December 31,1995. The Company had no short-term borrowings at December 31, 1995 or December 31, 1994.

The Company's long-term debt (excluding current installments) was $62,270,000 at December 31, 1995 compared to $50,375,000 at
December 31, 1994. Interest rates on the long-term debt range from 6.75% to 9.98%. The Company is subject to restrictions on additional borrowing and maintenance of minimum net worth and working capital requirements.

The Company believes that existing cash balances, cash from operations, and borrowings available under its revolving credit facility and other short-term arrangements will be sufficient to meet its anticipated cash needs for the foreseeable future.


Impact of Inflation

The Company does not expect that it will be significantly affected by inflation in 1996.


Impact of FASB Statements

The Company has not yet adopted Statement of Financial
Accounting Standards No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of" or Statement of Financial Accounting Standards No. 123
"Accounting for Stock-Based Compensation," which become effective in 1996. Neither statement is expected to have a material effect upon future financial statements.




Item 8.  Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                  Year Ended December 31
                                 1995       1994      1993

Net sales                      $395,069   $356,643   $262,485

Costs and expenses:
  Cost of products sold         354,436    319,557    234,191
  Administrative and selling     11,869     10,268      8,908
                                366,305    329,825    243,099

Operating Earnings               28,764     26,818     19,386
Investment and other income, net  1,147        617        232
Interest expense                 (5,514)    (4,344)    (3,330)

Earnings Before Income Taxes
  and Cumulative Effect of
  Accounting Changes             24,397     23,091     16,288
Income taxes                      9,095      8,722      6,850
Earnings Before Cumulative
  Effect of
  Accounting Changes             15,302     14,369      9,438
Cumulative effect of
  accounting changes:
   Retiree medical benefits,
    net of income tax benefit      ---        ---      (4,300)
   Income taxes                    ---        ---       1,300
Net Earnings                   $ 15,302   $ 14,369   $  6,438

Net earnings per share
  before cumulative
  effect of accounting changes     $.85       $.80       $.53
Cumulative effect of
  accounting changes:
   Retiree medical benefits,
    net of income tax benefit      ---        ---        (.24)
   Income taxes                    ---        ---         .07
Net Earnings Per Share             $.85       $.80       $.36


See accompanying notes to consolidated financial statements






CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                 Year Ended December 31
                                                  1995        1994        1993
OPERATING ACTIVITIES
Net earnings                                     $15,302     $14,369    $ 6,438
Adjustments to reconcile net
  earnings to cash provided by
  operating activities:
    Cumulative effect of
       accounting changes, net                      ---         ---       3,000
    Depreciation                                 18,921      16,330      14,215
    Provision for deferred
     income taxes                                 1,234        (874)      1,017
    Amortization of restricted stock                330         272         256
    (Gain) loss on disposition of assets           (113)        (41)        435
    Changes in operating assets and
      liabilities:
        Accounts receivable                         985     (14,660)    (10,568)
        Inventories                              (1,660)     (2,797)     (4,240)
        Other assets                             (4,052)      5,443      (4,207)
        Accounts payable and
         accrued expenses                         4,834       2,736      10,696
              Cash Provided By
              Operating Activities               35,781      20,778      17,042

INVESTING ACTIVITIES
Sale of marketable securities                     2,491          83      30,323
Capital expenditures                            (31,510)    (38,239)    (37,515)
Proceeds from disposal of property
  and equipment                                   1,069         478         321
          Cash Used In
          Investing Activities                  (27,950)    (37,678)     (6,871)

FINANCING ACTIVITIES
Cash dividends paid                              (7,192)     (6,930)     (6,665)
Principal repayments of
 long-term debt                                 (12,250)     (3,000)     (3,000)
Proceeds from long-term borrowings               24,050      15,000       5,000
Cash provided by stock
 transactions, net                                   42          78         294
          Cash Provided By (Used In)
          Financing Activities                    4,650       5,148      (4,371)

Effect of foreign currency
 exchange rate changes                           (1,312)     (1,420)       (446)

          Increase (Decrease) In Cash
          and Cash Equivalents                   11,169     (13,172)      5,354

Cash and cash equivalents at beginning
 of year                                          2,321      15,493      10,139

Cash And Cash Equivalents At End
 of Year                                        $13,490     $ 2,321     $15,493


See accompanying notes to consolidated financial statements.








CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                December 31
                                             1995        1994
ASSETS
Current Assets
  Cash and cash equivalents                $ 13,490   $  2,321
  Marketable securities                         ---      2,491
  Accounts receivable                        47,218     48,203
  Inventories                                12,881     11,221
  Customer tooling in process                 1,334      1,057
  Prepaid expenses and other current assets   7,068      5,245
Total Current Assets                         81,991     70,538
Property, Plant and Equipment, at cost
  Land                                        3,146      1,667
  Buildings and improvements                 45,777     35,078
  Machinery and equipment                   205,651    192,135
                                            254,574    228,880

  Less accumulated depreciation             107,908     93,847

Net Property, Plant and Equipment           146,666    135,033
Other Assets                                  3,854      1,413

                                           $232,511   $206,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current installments of long-term debt    $ 2,030   $  2,125
  Accounts payable                           21,353     20,679
  Compensation and amounts withheld           9,876      8,980
  Taxes, other than income taxes              2,942      2,492
  Other accrued expenses                      5,532      4,611

Total Current Liabilities                    41,733     38,887

Long-Term Debt, excluding current
 installments                                62,270     50,375
Accrued Retirement Benefits                  12,439     10,414
Deferred Income Taxes                        10,992      9,269
Shareholders' Equity
  Common stock, par value $1 per share:
    Authorized - 35,000,000 shares
    Outstanding - 17,981,485 shares
          (1994 - 17,928,914 shares)         17,981     17,929
  Additional paid-in capital                 23,646     23,201
  Retained earnings                          68,896     60,786
  Unamortized value of restricted stock      (1,815)    (1,690)
  Cumulative foreign currency translation
    adjustments                              (3,499)    (2,187)
  Excess pension cost                          (132)       ---
Total Shareholders' Equity                  105,077     98,039

                                           $232,511   $206,984


See accompanying notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

                                                                              Cumulative
                                                                  Unamortized Foreign
                                             Additional           Value Of    Currency     Excess
                                    Common   Paid-In    Retained  Restricted  Translation  Pension
                                    Stock    Capital    Earnings  Stock       Adjustments  Cost    Total


Balance at January 1, 1993          $11,863  $27,988    $53,574     $(1,311)     $ (321)          $91,793
  Net earnings for 1993                                   6,438                                     6,438
  Cash dividends - $.37 per share                        (6,665)                                   (6,665)
  Exercise of stock options, net         35      259                                                  294
  Restricted stock awards, net           16      339       (355)                                      ---
  Amortization of restricted stock                          256                                       256
  Translation adjustment for the year                                               (446)            (446)
  Excess pension cost adjustment                                                           $(123)    (123)

Balance at December 31, 1993         11,914   28,586     53,347      (1,410)        (767)   (123)  91,547
  Net earnings for 1994                                  14,369                                    14,369
  Cash dividends - $.38 per share                        (6,930)                                   (6,930)
  3-for-2 stock distribution          5,975   (5,977)                                                  (2)
  Exercise of stock options, net         14       66                                                   80
  Restricted stock awards, net           26      526                   (552)                          ---
  Amortization of restricted stock                                      272                           272
  Translation adjustment for the year                                             (1,420)          (1,420)
  Excess pension cost adjustment                                                     123              123

Balance at December 31, 1994         17,929   23,201     60,786      (1,690)      (2,187)    ---   98,039
  Net earnings for 1995                                  15,302                                    15,302
  Cash dividends - $.40 per share                        (7,192)                                   (7,192)
  Exercise of stock options, net          7       35                                                   42
  Restricted stock awards, net           45      410                   (455)                          ---
  Amortization of restricted stock                                      330                           330
  Translation adjustment for the year                                              (1,312)         (1,312)
  Excess pension cost adjustment                                                     (132)           (132)

Balance at December 31, 1995         17,981   23,646     68,896      (1,815)       (3,499)  (132) 105,077


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Significant Accounting Policies

Description of the Business: The Company is a supplier of precision-machined powertrain and chassis products to the global automotive and heavy duty diesel engine markets, supplying in excess of 700 different components and assemblies to original equipment manufacturers located principally in North America.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Translation: Translation adjustments from foreign subsidiaries are reflected in the financial statements as a separate component of shareholders' equity. Foreign currency gains and losses resulting from transactions are included in determining net earnings.

Cash Equivalents: Cash equivalents include all liquid investments purchased with a maturity of three months or less.

Financial Instruments: Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt. At December 31, 1995, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in Note C.

Inventories: Inventories are stated at the lower of cost or market. Costs are determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out
(FIFO) method for foreign inventories.

Depreciation: Depreciation is computed using the straight-line method at annual rates which are sufficient to amortize the cost over the estimated useful lives.

Customer Tooling: Costs incurred for customer-owned tooling in excess of amounts billed to date are recorded as customer tooling in process. Costs for customer-owned tooling which will be recovered as parts are shipped are included with other assets.

Retiree Medical Benefits: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which established a new accounting principle for the cost of retiree medical benefits. Prior to 1993, the Company recognized those benefits on the pay-as-you-go method. The cumulative effect of the change in accounting for retiree medical benefits was included in determining net earnings in 1993.

Income Taxes: Effective January 1, 1993, the Company has determined income tax expense and deferred tax balances in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and has included the cumulative effect of that change in accounting in determining net earnings for 1993. Income taxes for years prior to 1993 were determined in accordance with APB Opinion No. 11. No deferred income taxes have been provided for the income tax liability of approximately $350,000 which would be incurred on repatriation of the permanently reinvested portion of unremitted earnings of the foreign subsidiaries.

Net Earnings Per Share: Net earnings per share are computed based upon the weighted average shares of common stock and common stock equivalents (stock options) outstanding during the year as adjusted for a 3-for-2 stock distribution in 1994. The average common and common equivalent shares used in the computation of earnings per share was 18,035,060 in 1995; 18,000,795 in 1994; and 17,935,467 in 1993.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported net earnings for the period. Ultimate resolution of uncertainties could cause actual results to differ from these estimates.




Note B - Inventories

The components of inventories are summarized as follows:

(In thousands)
                                                  1995          1994
Finished and in-process products                $ 7,971       $ 7,930
Raw materials                                     4,910         3,291

                                                $12,881       $11,221


The LIFO inventories comprise approximately 96% of total inventories at December 31, 1995 and 1994.

The replacement cost of inventories exceeded the balance sheet carrying amounts by approximately $5,500,000 and $5,100,000 at December 31, 1995 and 1994, respectively.






Note C - Debt

Long-term debt at December 31 consisted of the following obligations:

(In thousands)
                                                        1995         1994

Note payable to insurance company at 8.8%              $ 5,250     $ 7,500

Note payable to insurance company at 9.98%              15,000      15,000
Bank term note at 9.25%                                   ---       10,000
Bank term note at 6.75%                                 20,000      20,000
Bank term note at 8.45%                                 20,000        ---
Bank term note at 8.82%                                  4,050        ---
                                                        64,300      52,500
Less current installments                                2,030       2,125
Long-term debt, excluding current
 installments                                          $62,270     $50,375


The $5,250,000 note requires semi-annual interest payments and repayment of principal in four annual installments ending June
15, 1999.

The $15,000,000 note requires semi-annual interest payments and repayment of principal in ten equal annual installments commencing in August 1997 and matures August 15, 2006.

The $20,000,000 bank term note at 6.75% requires quarterly interest payments and repayment of principal in ten equal annual installments commencing in December 1999 and matures December
31, 2008.

The $20,000,000 bank term note at 8.45% requires quarterly interest payments and repayment of principal in twenty equal quarterly installments commencing in July 2000 with the final installment due February 7, 2005.

The $4,050,000 bank term note at 8.82% requires monthly interest payments and repayment of principal in eighty-four equal monthly installments commencing in February 1996 with the final installment due January 2003.

As of December 31, 1995 the estimated fair value of long-term debt, discounted at current interest rates, was $71,300,000.

Under the terms of its loan agreements, the Company is subject to restrictions concerning additional borrowings and maintenance of minimum net worth and working capital. At December 31, 1995, retained earnings of approximately $18,346,000 were unrestricted.

The Company has a revolving bank loan agreement under which it may borrow up to $12,000,000 through April 1, 2001 with interest at the lower of the bank's prime interest rate or a Eurodollar rate. Commitment fees are paid on the available credit.

The Company also has short-term credit lines with banks under which it may borrow up to $12,623,000, of which $3,022,000 was committed as letters of credit at December 31,1995. The contract amount of the letters of credit approximate their fair value. The lines do not have termination dates, but are reviewed periodically.

No compensating balances are required by any of the loan agreements.

Principal maturities of long-term debt during the four years following 1996 are as follows: 1997 - $3,579,000; 1998 -
$3,579,000; 1999 - $4,829,000; and 2000 - $6,079,000.

Interest paid approximates interest expense for each year.





Note D - Income Taxes

As of January 1, 1993, the Company adopted Statement No. 109, which requires an asset and liability approach to determining deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using the enacted laws and tax rates that are expected to be in effect when the differences are anticipated to reverse.

The components of earnings before income taxes were as follows:

(In thousands)
                                            1995         1994        1993

Domestic                                  $21,772      $19,849     $13,635
Foreign                                     2,625        3,242       2,653
                                          $24,397      $23,091     $16,288

The provisions for income tax expense were as follows:

(In thousands)                              1995         1994        1993
Current:
  Federal                                  $6,439       $7,430      $4,552
  Foreign                                   1,109        1,584         961
  State                                       313          582         320
                                            7,861        9,596       5,833
Deferred:
  Federal                                   1,078         (684)        644
  Foreign                                      73          (44)         70
  State                                        83         (146)        103
  Change in tax rate                          ---          ---         200
                                            1,234         (874)      1,017
                                           $9,095       $8,722      $6,850

Income taxes paid                          $7,650       $9,434      $6,045

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes follows:

(In thousands)                              1995         1994        1993

Income taxes at federal
  statutory rate                           $8,539       $7,982      $5,600
Provision for repatriation of
  foreign earnings                            ---          ---       1,300
State income tax, net of
  federal benefit                             257          285         277
Change in tax rate                            ---          ---         200
Foreign operating loss                        196          435         ---
Other, net                                    103           20        (527)
                                           $9,095       $8,722      $6,850





The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31 are as follows:

                                    1995                      1994
                            Deferred    Deferred      Deferred    Deferred
                              Tax         Tax           Tax         Tax
(In thousands)               Assets    Liabilities     Assets    Liabilities

Plant and equipment         $  ---      $14,458        $  ---      $12,250
Accrued pension benefits        946         ---           691          ---
Accrued retiree medical
  benefits                    3,436          ---        3,106          ---
Other accrued expenses        2,725          ---        2,103          ---
Foreign net operating loss
  carryforward                  696          ---          506          ---
Other items                     372          990          431          816
                              8,175       15,448        6,837       13,066
Valuation allowance            (696)         ---         (506)         ---

                             $7,479      $15,448       $6,331      $13,066

As of December 31,1995,the Company has unrecognized foreign net operating loss carryforwards of approximately $2,000,000 that begin expiring in 2003.



Deferred income tax assets of $3,023,000 and $2,534,000 are included in other current assets at December 31, 1995 and 1994, respectively.

Note E - Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all employees, subject to eligibility requirements. Benefits are based upon a percentage of compensation or monthly rates times years of service. Plan assets are held by a trustee and invested in marketable debt and equity securities and short-term investments. Benefits for certain employees are provided through multi-employer defined benefit plans. The Company also has an unfunded supplemental executive retirement plan for senior management with benefits based on compensation and years of service. Contributions to pension plans are sufficient to provide for both current service costs and amortization of past service costs over a reasonable period.

Net pension expense for 1995, 1994 and 1993 included the following components:

                                           1995         1994        1993
Assumptions used were:
  Discount rate                             8.5%         7.5%        8.5%
  Rate of increase in
    compensation levels                     5%           5%          5%
  Expected annual long-term
    rate of return on assets                9%           9%          9%

(In thousands)
Benefits earned during the year           $1,548       $1,656      $1,343
Interest cost on projected
  benefit obligation                       2,142        1,982       1,827
Actual return on assets                   (2,591)        (316)     (3,020)
Net amortization and deferral                804       (1,313)      1,210
Multi-employer plans                         574          506         430
                                          $2,477       $2,515      $1,790

The following table sets forth the plan's funded status at September 30:

                                                1995               1994
Assumptions used were the
  same as above, except:
Discount rate                                   7.75%               8.5%


                                                  Plans in Which            Plans in Which
                                                Assets       Accum.      Assets       Accum.
                                                Exceed       Benefits    Exceed       Benefits
(In thousands)                                  Accum.       Exceed      Accum.       Exceed
                                                Benefits     Assets      Benefits     Assets
Actuarial present value of:
  Vested benefit obligation                      $6,712      $13,911     $5,004       $11,956

  Accumulated benefit obligation                 $7,125      $14,318     $5,299       $12,183

  Projected benefit obligation                  $10,270      $19,512     $7,589       $16,106
Plan assets at fair value                         8,148       11,912      7,442        11,645
Deficiency of assets under projected
  benefit obligation                             (2,122)      (7,600)      (147)       (4,461)
Unrecognized net loss                             1,760         3,550       507         1,448
Unrecognized net asset                             (407)         (97)      (508)         (150)
Unrecognized prior service cost                     581          432        168           480
Additional minimum liability                        ---         (569)       ---          (327)
(Accrued) prepaid pension liability
  included in the balance sheets                $  (188)     $(4,284)    $   20       $(3,010)



The Company has recorded an additional minimum liability at December 31, 1995 and 1994, representing the excess of the unfunded accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost, with the excess of $132,000 (net of tax) charged directly to shareholders' equity in 1995.

Certain employees participate in Company-sponsored 401(k) savings plans. Under the plans, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. Contributions approximated $1,340,000; $1,050,000 and $900,000 in 1995, 1994 and 1993,
respectively.


Note F - Retiree Medical Benefits

The Company provides medical benefits to certain retired employees, their covered dependents, and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Certain medical plans are contributory and other medical plans are noncontributory.

The retiree medical benefit cost for 1995, 1994 and 1993 consisted of the following:

                                            1995      1994      1993

Assumed discount rate                        8.5%         7.5%        8.5%

(In thousands)
Benefits earned during the year           $  464       $  547        $335
Interest cost on accumulated
 retiree medical benefits                    770          739         572
Net amortization                              12           88         ---
                                          $1,246       $1,374        $907

The Company's retiree medical benefits are not funded. The following table presents the actuarial present value of the obligation at September 30 reconciled with amounts recognized in the balance sheet:
                                             1995        1994

Assumed discount rate                        7.75%        8.5%

(In thousands)
Accumulated retiree medical
  benefits obligation:
   Retirees                               $ 3,002      $2,910

  Fully eligible, active
   plan participants                        1,212         863
  Other active employees                    6,302       5,446
                                           10,516       9,219
Unrecognized net loss                      (1,068)       (666)
Unamortized prior service cost                (74)        (79)
                                          $ 9,374      $8,474


Other actuarial assumptions used for the Company's retiree health care plans include:

(Dollars in thousands)                      1995         1994         1993

Medical cost trend rate (a)                  11%          12%          13%
Effect of a 1% point increase in
  the medical cost trend rate on
  the accumulated retiree medical
  benefit obligation                      $1,761       $1,517       $1,353
Effect of a 1% point increase
  in the medical cost trend rate
  on the aggregate of the service
  and interest cost                         $245         $193         $135


(a) The medical cost trend rate is assumed to decrease 1% per year, to 6% for 2000 and remaining at that level thereafter.

     The unrecognized net loss is amortized over the average remaining service period of 15 years of active plan participants.




Note G - Long-Term Incentive Plans

The Company has long-term incentive plans under which employees or directors may be granted stock options or other long-term incentives. The 1984 Plan, which allowed for options to be granted for up to 1,687,500 common shares, was terminated in 1993. Options and restricted shares previously granted under the 1984 Plan remain outstanding for up to 10 years. Stock appreciation rights (SARs), which provide that optionees may receive cash in lieu of shares, were also granted in conjunction with stock option grants.

In 1993, the Company adopted the 1993 Executive Long-Term Incentive Plan for employees. The 1993 Plan permits the grant of stock options, restricted stock, stock appreciation rights, performance shares and performance units. The authorized share pool for making grants under the 1993 Plan is 1,350,000 common shares. Also in 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan. Under this plan, nonqualified stock options may be granted to non-employee directors for up to 150,000 common shares.

Options granted have varying exercise dates within five years after grant date and generally expire after ten years. At December 31, 1995 there were 1,539,475 of common stock reserved for issuance under the plans of which 1,146,830 are available for future grants.

Incentive plan activity is summarized as follows:

                                         Option                        Restricted
                                         Shares      Price Range       Shares
1994:

Outstanding January 1, 1994             312,413     $ 4.45-12.33       164,904
Granted/awarded                          63,600      12.50-14.67        37,800
Exercised                               (53,513)      4.45- 8.42           ---
Restrictions lapsed                         ---          ---           (32,535)
Canceled/forfeited                         (600)      6.67-12.25        (3,069)
Outstanding                             321,900       4.45-14.67       167,100
Exercisable                             188,850       4.45-11.00           ---

1995:

Granted/awarded                         101,360       9.50-10.94        66,560
Exercised                               (22,365)      6.67-14.67           ---
Restrictions lapsed                       ---            ---           (29,597)
Canceled/forfeited                       (8,250)      6.67-14.67       (18,472)
Outstanding                             392,645       4.45-14.67       185,591
Exercisable                             222,825       4.45-14.67          ---


Note H - Shareholder Rights Plan

In 1987 the Company adopted a Shareholder Rights Plan designed to discourage partial or two-tier tender offers which could result in unequal treatment of shareholders. Under the Plan, the right to purchase one share of common stock was distributed for each outstanding share of the Company's common stock. This plan was amended in 1989 to provide that the Rights become exercisable if a person or group acquires, in a transaction not approved by the Board of Directors, 20% or more of the Company's common stock. In addition, the amendment permits the Board of Directors to declare a person or group owning 10% or more of the Company's common stock an "Adverse Person," under certain circumstances which also cause the Rights to become exercisable.

When exercisable, each Right entitles shareholders to purchase one share of the Company's common stock at a specified exercise price. The Company will be entitled to redeem the Rights at $.05 per Right up to, and including, the tenth business day after the announcement that a 20% position has been acquired.
If the Company is acquired or certain other transactions occur after the Rights become exercisable, each Right will entitle its holder to purchase, for the exercise price, a number of the acquiring or surviving Company's common shares having a market value of twice the exercise price. Rights were issued in 1987 to shareholders and attached to each share issued thereafter until the earlier of the dates the Rights become exercisable, expire or are redeemed. Rights expire May 11, 1997, unless extended by the Board of Directors.



Note I - Commitments and Contingencies

The Company has been identified as a potentially responsible party under federal environmental regulations to share in the cost of cleanups at five waste disposal sites along with many other companies. While management believes the Company's responsibility in these matters is minimal, it has established reserves which it believes are adequate to cover potential liabilities.




Note J - Major Customers

The Company's operations are conducted within one business segment. Export sales to customers from the United States were $48,700,000.

Net sales to major customers were:

(In thousands)                        1995        1994         1993

General Motors Corporation          $109,200    $109,800     $100,600
Ford Motor Company                    92,900      89,300       50,600
Chrysler Corporation                  55,000      54,400       40,000
Consolidated Diesel Company
  and its parent companies,
  Cummins Engine Company, Inc.
  and Case Corporation                36,500      32,300       29,000

Aggregate receivables for these customers at December 31, 1995 and 1994 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales.




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Simpson Industries, Inc.

We have audited the accompanying consolidated balance sheets of Simpson Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operation and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes A and D to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in notes A and F to the Consolidated Financial Statements, the Company also adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993.



KPMG Peat Marwick LLP



Detroit, Michigan
January 26, 1996



SUMMARY OF QUARTERLY RESULTS OF OPERATION

(In thousands, except per share amounts)

                                        Quarter Ended
                              Mar.31       Jun.30       Sep.30      Dec.31
1995
Net sales                    $107,237    $103,600      $86,338     $97,894
Gross profit                   12,381      11,912        6,625       9,715
Net earnings                    5,562       4,911        1,435       3,394
Net earnings per share            .31         .27          .08         .19

1994
Net sales                     $82,701     $91,315      $85,877     $96,750
Gross profit                    9,546      10,680        7,428       9,432
Net earnings                    4,084       4,478        2,465       3,342
Net earnings per share            .23         .25          .14         .18






Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                       NONE





                                    PART III

The information called for by the items within this part is included in the Company's 1996 Proxy Statement, and is incorporated herein by reference, as follows:

                                                             Pages in
                                                             1996 Proxy
                                                             Statement

Item 10.  Directors and Executive Officers
          of the Registrant                                  1-3, 12

Item 11.  Executive Compensation                             4-10

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management                   11

Item 13.  Certain Relationships and Related
          Transactions                                       N/A



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  (2)   All financial statement schedules for which provision
           is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

     (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensatory plans or arrangements for executive officers:

           3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

           3.2   Bylaws, as amended (previously filed as Exhibit
                 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

           4.1 Rights Agreement between Simpson Industries, Inc. and NBD Bank, N.A., as Rights Agent, dated as of December 18, 1989 (previously filed as Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 12, 1990 and incorporated herein by reference)

                 Letter from Simpson Industries, Inc. to State Street Bank and Trust, N.A., dated July 8, 1994, appointing the latter as successor Rights Agent; and letter from State Street Bank and Trust, N.A., to Simpson Industries, Inc., dated July 10, 1994, accepting such appointment (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

           10.1 Term Loan Agreement with Manufacturers National Bank of Detroit, dated as of June 5, 1990, as amended (previously filed as Exhibit 10. 1 to the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1990 and September 30, 1991, and incorporated herein by reference)

                 Amendment No. 3 to Term Loan Agreement with
                 Comerica Bank (successor in interest by reason of merger to Manufacturers Bank, N.A., formerly known as Manufacturers National Bank of Detroit), dated as of December 17, 1993 (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                 Amendment No. 4 to Term Loan Agreement with
                 Comerica Bank (successor in interest by reason of merger to Manufacturers Bank, N.A., formerly known as Manufacturers National Bank of Detroit), dated as of November 1, 1994 (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

           10.2 Revolving Credit and Term Loan Agreement with Manufacturers National Bank of Detroit and Continental Bank, N.A., dated as of October 5, 1989, as amended (previously filed as Exhibits 10.11, 10.2 and 10.2, respectively, to the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1989, September 30, 1991 and September 30, 1992, and incorporated herein by reference)

                 Amendment No. 1 to Amended and Restated Revolving Credit Agreement with Comerica Bank (successor in interest by reason of merger to Manufacturers Bank N.A., formerly known as Manufacturers National Bank of Detroit) and Bank of America Illinois (formerly known as Continental Bank, N.A.), dated as of December 17, 1993 (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                 Amendment No. 2 to Amended and Restated Revolving Credit Agreement with Comerica Bank (successor in interest by reason of merger to Manufacturers Bank N.A., formerly known as Manufacturers National Bank of Detroit) and Bank of America Illinois (formerly known as Continental Bank, N.A.), dated as of November 1, 1994 (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

           10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit
                 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference)

                 Amendment to Note Agreement with Aetna Life
                 Insurance Company, dated November 17, 1994
                 (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.4+ 1984 Stock Option Plan, as amended (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

       10.8+ Supplemental Executive Retirement Plan (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference)

       10.10+    Letter Agreement, dated September 12, 1989, with
                 Roy E. Parrott (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

            + Amendment to Letter Agreement with Roy E. Parrott, dated March 15, 1994 (previously filed as Exhibit
                 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.11     Note Agreement with Massachusetts Mutual Life
                 Insurance Company, dated August 15, 1991
                 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

       10.13+ Simpson Industries, Inc. 1993 Executive Long-Term Incentive Plan (previously filed as Exhibit 10. 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

       10.14+ Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as
                 Exhibit 10. 14 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

        10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit
                 10. 15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                 Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.16+ Letter Agreement, dated October 25, 1994, with Robert W. Navarre (previously filed as Exhibit 10. 16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

       10.17+ Letter Agreement, dated December 16, 1994, with Kathryn L. Williams (previously filed as Exhibit
                 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.19+    Letter Agreement, dated December 16, 1994, with
                 James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit
                 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit
                 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

       10.22*    Terms of Employment, dated February 21, 1995, with
                 James B. Painter

           11* Statement regarding Computation of per share earnings

           21*   Subsidiaries of registrant

           23*   Consent of independent public accountants

         27.1*   Financial Data Schedule

*Filed with this report


(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1995.

                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIMPSON INDUSTRIES, INC.


                                          By:   /s/ Roy E. Parrott
                                                Roy E. Parrott,
                                                President and Chief Executive
                                                Officer
Date:  February 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 1996.

           Signature                      Title

     /s/ Roy E. Parrott               President and Chief Executive Officer
     Roy E. Parrott                   and Director
                                      (principal executive officer)

     /s/ Kathryn L. Williams          Vice President and Chief Financial
     Kathryn L. Williams              Officer
                                      (principal financial officer)

     /s/ James E. Garpow              Treasurer and Assistant Secretary
     James E. Garpow                  (principal accounting officer)

     /s/ Robert W. Navarre            Chairman of the Board and Director
     Robert W. Navarre

     /s/ Michael E. Batten            Director
     Michael E. Batten

     /s/ Susan F. Haka                Director
     Susan F. Haka

     /s/ George R. Kempton            Director
     George R. Kempton

     /s/ Walter J. Kirchberger        Director
     Walter J. Kirchberger

     /s/ Ronald L. Roudebush          Director
     Ronald L. Roudebush

     /s/ F. Lee Weaver                Director
     F. Lee Weaver

     /s/ Frank K. Zinn                Director and Secretary
     Frank K. Zinn

INDEX TO EXHIBITS

Exhibit
Number                 Exhibits

10.22      Terms of Employment, dated February 21, 1995, with James B.
           Painter

11         Statement regarding computation of per share earnings

21         Subsidiaries of registrant

23         Consent of independent public accountants

27.1       Financial Data Schedule