Form 10-Q
period 1996-03-31
SIMPSON INDUSTRIES INC
filed 1996-05-10
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934


For Quarter Ended March 31, 1996  Commission File Number 0-6611

               SIMPSON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Michigan                                   38-1225111
(State or other jurisdiction of  IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan           48170-2429
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

Yes  X         No

At April 30, 1996 there were 18,079,674 outstanding shares of the registrant's common stock, $1.00 par value each.

Consolidated Balance Sheets (Unaudited)
(In thousands)
March 31, 1996 and December 31, 1995

                                           Mar. 31   Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents            $ 10,802  $ 13,490


     Accounts receivable                    50,664    47,218
     Inventories                            12,744    12,881
     Customer tooling in process               881     1,334
   Prepaid expenses and other
   current assets                            6,760     7,068
Total Current Assets                        81,851    81,991

Property, Plant and Equipment
     Cost                                  260,175   254,574
     Less Allowance                        112,768   107,908
                                           147,407   146,666
Other Assets                                 2,864     3,854
                                          $232,122  $232,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current installment of long-term debt   $  1,982 $   2,030
  Accounts payable                          18,429    21,353
  Compensation and amounts withheld          7,082     9,876
  Taxes, other than income taxes             3,584     2,942
  Other accrued expenses                     7,003     5,532
Total Current Liabilities                   38,080    41,733

Long-Term Debt, excluding
  current installment                       62,173    62,270
Accrued Retirement Benefits                 12,883    12,439
Deferred Income Taxes                       11,294    10,992
Shareholders' Equity                       107,692   105,077
                                          $232,122  $232,511

Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended March 31, 1996 and 1995


                                             Three Months
                                            1996       1995

Net sales                                 $101,421  $107,237
Costs and expenses:
     Cost of products sold                  91,038    94,856
     Administrative and selling              2,835     2,409
                                            93,873    97,265
Operating Earnings                           7,548     9,972


Investment and other income, net               124       334
Interest expense                            (1,340)   (1,381)
Earnings Before Income Taxes                 6,332     8,925
Income taxes                                 2,375     3,363
Net Earnings                               $ 3,957   $ 5,562
Net Earnings Per Share                        $.22      $.31


Cash dividends per share                      $.10      $.10
Average number of common
   equivalent shares                    18,073,716 18,005,567


Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Three Months Ended March 31, 1996 and 1995


                                            1996           1995
OPERATING ACTIVITIES
Net Earnings                              $ 3,957        $ 5,562
Depreciation                                5,053          4,497


Provision for deferred income taxes           302             91
Amortization of restricted stock               73             87


(Gain) loss on disposition of assets           24            (87)


Changes in operating assets
  and liabilities                          (4,719)        (1,040)


Cash Provided By Operating Activities       4,690          9,110



INVESTING ACTIVITIES
Capital expenditures                       (5,843)        (5,316)


Proceeds from disposal of property
   and equipment                               24            225


Cash Used In Investing Activities          (5,819)        (5,091)



FINANCING ACTIVITIES
Cash dividends paid                        (1,808)        (1,797)


Proceeds from long-term borrowings, net      (144)        24,050


Cash provided by stock transactions, net      242              0

Cash Provided From (Used In)
  Financing Activities                     (1,710)        22,253


Effect of foreign currency exchange
  rate changes                                151           (529)

Increase (decrease) In Cash and
  Cash Equivalents                         (2,688)        25,743


Cash and cash equivalents at
  beginning of period                      13,490          4,812



Cash and Cash Equivalents At
  End of Period                           $10,802        $30,555


Notes to Condensed Consolidated Financial Statements



Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


  ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Net sales for the first quarter of 1996 were $101 million versus $107 million for the first three months of 1995. The sales decline in 1996 was partially attributable to a 10% decrease in the North American production volumes for autos and light trucks compared to a relatively robust early 1995. The 17-day strike at General Motors also negatively effected sales in the first quarter of 1996 with approximately $3 million of lost revenue during March. Increased sales to diesel engine manufacturers, with particular strength at Caterpillar and Cummins Engine Company, and Japanese manufacturers helped to offset the soft volumes in the automotive business and the impact of the General Motors work stoppage.

Cost of products sold, as a percent of sales, for the first three months of 1996 compared to the first quarter of 1995 increased from 88.5% to 89.8%. This increase is principally due to slower volumes available to cover fixed expenses and the drastic falloff in sales with the GM strike in March.

Administrative and selling costs, as a percent of sales, increased for the three months ending March 31, 1996, compared to the first quarter of 1995 due to additional costs related to the company's new Technical Center and related activities in support of future growth. Interest expense for the first quarters of 1996 and 1995 remained approximately the same.

Cash flow from operations was $4.7 million for the first quarter. The Company's investment in production capacity for new automotive, light truck and diesel engine programs was $5.8 million. These investments, when added to dividends paid during the three months ended March 31, 1996, exceeded the cash flow from operations, resulting in a reduction of $2.7 million in cash and cash equivalents. With a quick ratio of 1.6 to 1, and a total debt to invested capital ratio of 37.3%, the Company's financial condition remains strong.



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report.

               11  Computation of earnings per share.

               27  Financial data schedule.

          (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1996.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SIMPSON INDUSTRIES, INC.


                           Registrant

May 7, 1996                /s/Roy E. Parrott
                           Roy E. Parrott
                           President and Chief Executive Officer

May 7, 1996                /s/Kathryn L. Williams
                           Kathryn L. Williams
                           Chief Financial Officer

                        INDEX TO EXHIBITS




       Exhibit
       Number           Exhibits

         11           Computation of earnings per share.

         27           Financial data schedule.