Form 10-Q
period 1996-06-30
SIMPSON INDUSTRIES INC
filed 1996-08-14
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended June 30, 1996

Commission File Number   0-6611



                     SIMPSON INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

           Michigan                          38-1225111
 (State or other jurisdiction of          (IRS Employer
  incorporation or organization)          Identification No.)


 47603 Halyard Drive, Plymouth, Michigan       48170-2429
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

                     Yes  X         No

At July 31, 1996 there were 18,075,693 outstanding shares of the registrant's common stock, $1.00 par value each.




                    PART I. FINANCIAL INFORMATION


Consolidated Balance Sheets (Unaudited)
(In thousands)
June 30, 1996 and December 31, 1995

                                              June 30   Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents               $ 16,779  $ 13,490
     Accounts receivable                       54,740    47,218
     Inventories                               10,852    12,881
     Customer tooling in process                2,233     1,334
     Prepaid expenses and other current assets  5,277     7,068
Total Current Assets                           89,881    81,991

Property, Plant and Equipment
     Cost                                     262,652   254,574
     Less Allowance                           116,786   107,908
                                              145,866   146,666
Other Assets                                    2,756     3,854
                                             $238,503  $232,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment of long-term debt   $  1,982  $  2,030
     Accounts payable                          21,501    21,353
     Compensation and amounts withheld          8,113     9,876
     Taxes, other than income taxes             2,630     2,942
     Other accrued expenses                     6,949     5,532
Total Current Liabilities                      41,175    41,733

Long-Term Debt, excluding current installment  60,530    62,270
Accrued Retirement Benefits                    13,398    12,439
Deferred Income Taxes                          11,544    10,992
Shareholders' Equity                          111,856   105,077
                                             $238,503  $232,511




Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended June 30, 1996 and 1995

                             Six Months          Three Months
                           1996      1995       1996      1995

Net sales               $211,470   $210,837   $110,049  $103,600
Costs and expenses:
  Cost of products sold  186,821    186,544     95,783    91,688
  Administrative and
    selling                6,199      5,266      3,364     2,857
                         193,020    191,810     99,147    94,545
Operating Earnings        18,450     19,027     10,902     9,055
Investment and other
  income, net                159        796         35       462
Interest expense          (2,724)    (2,862)    (1,384)   (1,481)
Earnings Before Income
  Taxes                   15,885     16,961      9,553     8,036
Income taxes               5,957      6,488      3,582     3,125
Net Earnings            $  9,928   $ 10,473   $  5,971  $  4,911

Net Earnings Per Share     $0.55      $0.58      $0.33     $0.27

Cash dividends per share   $0.20      $0.20      $0.10     $0.10

Average number of
  common equivalent
  shares              18,096,326 18,027,830 18,118,936 18,050,093





Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Six Months Ended June 30, 1996 and 1995


                                     1996           1995
OPERATING ACTIVITIES
Net Earnings                       $ 9,928        $10,473
Depreciation                        10,192          9,052
Provision for deferred
   income taxes                        552            187
Amortization of restricted stock       159            167
(Gain) loss on disposition of assets   237           (128)
Changes in operating assets and
   liabilities                      (3,053)        (7,338)
Cash Provided By Operating
   Activities                       18,015         12,413

INVESTING ACTIVITIES
Sale of marketable securities            0          2,491
Capital expenditures                (9,671)       (11,228)
Proceeds from disposal of property
   and equipment                        43            341
Cash Used In Investing Activities   (9,628)        (8,396)

FINANCING ACTIVITIES
Cash dividends paid                 (3,616)        (3,595)
Proceeds (repayments) of long-term
   debt, net                        (1,788)        11,800
Cash provided by stock
   transactions, net                   242             26
Cash Provided From (Used In)
   Financing Activities             (5,162)         8,231
Effect of foreign currency exchange
   rate changes                         64           (170)
Increase In Cash and Cash
   Equivalents                       3,289         12,078
Cash and cash equivalents at
   beginning of period              13,490          2,321
Cash and Cash Equivalents
   At End of Period                $16,779        $14,399




Notes to Condensed Consolidated Financial Statements


Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.



        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS


Net sales reached a record high in the second quarter of 1996, increasing 6.2%, or $6,449,000, from the second quarter of 1995. Year-to-date sales increased .3% or $633,000 from the first half of 1995. Sales for the first half of the year reflect the results of the first quarter's overall softness in the light vehicle market and the impact of the General Motors strike. The increased sales for the quarter was partially attributable to a 7% increase in the North American production volumes for autos and light trucks from the second quarter of last year. A 12% increase in sales to diesel engine manufacturers, fueled by new program volume at Caterpillar, also contributed to second quarter results.

Cost of products sold as a percent of sales for the first six months of 1996, compared to the first half of 1995, remained approximately the same at 88.3%, versus 88.5%. Cost of products sold as a percent of sales for the second quarter of 1996 compared to the second quarter of 1995 decreased to 87% from 88.5%. In addition to continuing operating improvements, the results for the second quarter included the recovery of some out-of-period start-up costs.

Administrative and selling costs remained at approximately 3% of sales for the six- and three- month periods ending June 30, 1996, with slight increases due to the operation of the Company's new Technical Center. Interest expense for the six- and three-month periods ending June 30, 1996 and 1995 remained approximately the same.

Cash flow from operations was $18 million for the first half of 1996. The Company's investment in production capacity for new automotive, light truck and diesel engine programs was $9.7 million. Cash flows from operations exceeded these investments and dividends paid during the six months ended June 30, 1996, resulting in an increase of $3.3 million in cash and cash equivalents. With a quick ratio of 1.7 to 1, and a total debt to invested capital ratio of 35.9%, the Company's financial condition remains strong.




                 PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this Report.

       EXHIBIT NO.             DESCRIPTION

          11          Computation of Earnings Per Share

          27          Financial Data Schedule



(b)  There were no reports filed on Form 8-K for the quarter ended
June 30, 1996.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMPSON INDUSTRIES, INC.
                                   Registrant

August 9, 1996                         /S/ROY E. PARROTT

                                   By: Roy E. Parrott
                                       President and
                                       Chief Executive Officer

August 9, 1996                 And By: /S/KATHRYN L. WILLIAMS
                                       Kathryn L. Williams
                                       Chief Financial Officer