Form 10-Q
period 1996-09-30
SIMPSON INDUSTRIES INC
filed 1996-11-14
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934


For Quarter Ended September 30, 1996

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


At October 31, 1996 there were 18,074,002 outstanding shares of the registrant's common stock, $1.00 par value each.


Consolidated Balance Sheets (Unaudited)
(In thousands)
September 30, 1996 and December 31, 1995

                                        Sept. 30   Dec. 31
ASSETS
Current Assets
   Cash and cash equivalents            $ 20,973  $ 13,490
   Accounts receivable                    50,584    47,218
   Inventories                            11,072    12,881
   Customer tooling in process             1,987     1,334
   Prepaid expenses and other
     current assets                        4,982     7,068
Total Current Assets                      89,598    81,991

Property, Plant and Equipment
   Cost                                  267,457   254,574
   Less Allowance                        121,336   107,908
                                         146,121   146,666
Other Assets                               2,993     3,854
                                        $238,712  $232,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

   Current installment of
    long-term debt                       $ 3,530  $  2,030
   Accounts payable                       20,246    21,353
   Compensation and amounts withheld       9,221     9,876
   Taxes, other than income taxes          2,046     2,942
   Other accrued expenses                  5,884     5,532
Total Current Liabilities                 40,927    41,733

Long-Term Debt, excluding current
installment                               58,836    62,270
Accrued Retirement Benefits               13,612    12,439
Deferred Income Taxes                     11,681    10,992
Shareholders' Equity                     113,656   105,077
                                        $238,712  $232,511





Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended September 30, 1996 and 1995

                              Nine Months             Three Months
                           1996        1995         1996        1995

Net sales                  $309,698    $297,174     $98,228     $86,338
Costs and expenses:
  Cost of products sold     276,130     266,256      89,309      79,713
  Administrative and
      selling                 9,358       8,485       3,159       3,220
                            285,488     274,741      92,468      82,933
Operating Earnings           24,210      22,433       5,760       3,405
Investment and other
  income, net                   851         844         692          48
Interest expense             (4,045)     (4,219)     (1,321)     (1,357)
Earnings Before Income
  Taxes                      21,016      19,058       5,131       2,096
Income taxes                  7,645       7,149       1,688         661
Net Earnings               $ 13,371    $ 11,909     $ 3,443     $ 1,435

Net Earnings Per Share        $0.74       $0.66       $0.19       $0.08

Cash dividends per share      $0.30       $0.30       $0.10       $0.10

Average number of common
  equivalent shares      18,103,242  18,036,768  18,117,073  18,054,643





Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Nine Months Ended September 30, 1996 and 1995


                                         1996         1995
OPERATING ACTIVITIES
Net Earnings                            $13,371      $11,909
Depreciation                             15,343       13,836
Provision for deferred income taxes         689          284
Amortization of restricted stock            243          247
(Gain) loss on disposition of asset         228         (224)
Changes in operating assets and
   liabilities                             (376)      (9,073)
Cash Provided By Operating Activities    29,498       16,979

INVESTING ACTIVITIES
Sale of marketable securities                 0        2,491
Capital expenditures                    (15,141)     (20,651)
Proceeds from disposal of
  property and equipment                     97          510
Cash Used In Investing Activities       (15,044)     (17,650)

FINANCING ACTIVITIES
Cash dividends paid                      (5,424)      (5,393)
Proceeds (repayments) of
  long-term debt, net                    (1,933)      11,800
Cash provided by stock
  transactions, net                         243           42
Cash Provided From (Used In)
  Financing Activities                   (7,114)       6,449
Effect of foreign currency exchange
  rate changes                              143           60
Increase In Cash and Cash Equivalents     7,483        5,838
Cash and cash equivalents at
  beginning of period                    13,490        2,321
Cash and Cash Equivalents
  At End of Period                      $20,973      $ 8,159



Notes to Condensed Consolidated Financial Statements


Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.



ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Net sales were up significantly in the third quarter of 1996, increasing 13.8%, or $11,890,000, from the third quarter of 1995. Year-to-date sales increased 4.2% or $12,524,000 from the same period of 1995. The increased sales for the quarter were primarily attributable to an 11% increase in the North American production volumes for autos and light trucks from the third quarter of last year. A 16% increase in sales to diesel engine manufacturers, fueled by new program volume at Caterpillar, also contributed to third quarter results.

Cost of products sold as a percent of sales for the first nine months of 1996, compared to the same period of 1995, remained approximately the same at 89.2% versus 89.6%. Cost of products sold as a percent of sales for the third quarter of 1996 compared to the third quarter of 1995 decreased to 90.9% from 92.3%. In addition to the effect of high volume and continuing operating improvements, the costs in the third quarter reflect a significant reduction in launch costs compared to the third quarter of 1995.

Administrative and selling costs remained at approximately 3% of sales for the nine- and three-month periods ending September 30, 1996, with slight increases due to the operation of the Company's new Technical Center. Interest expense for the nine- and three-month periods ending September 30, 1996 and 1995 remained approximately the same.

Cash flow from operations was $29.5 million for the first nine months of 1996. The Company's investment in production capacity for new automotive, light truck and diesel engine programs was $15.1 million. Cash flows from operations exceeded these investments and dividends paid during the nine months ended September 30, 1996, resulting in an increase of $7.5 million in cash and cash equivalents. With a quick ratio of 1.7 to 1, and a total debt to invested capital ratio of 35.4%, the Company's financial condition remains strong.



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

Exhibit No.                  Description

   10.2      Amendment No. 3 to Amended and Restated Revolving
             Credit Agreement with Comerica Bank, dated as of August 1, 1996

   11        Computation of Earnings Per Share

   27        Financial Data Schedule


(b) There were no reports filed on Form 8-K for the quarter ended
    September 30, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SIMPSON INDUSTRIES, INC.
                                  Registrant

November 7, 1996                  /S/ROY E. PARROTT

                                  Roy E. Parrott
                                  President and
                                  Chief Executive Officer

November 7, 1996                  /S/KATHRYN L. WILLIAMS

                                  Kathryn L. Williams
                                  Chief Financial Officer