Form 10-K405
period 1995-12-30
SIMPSON INDUSTRIES INC
filed 1997-03-24
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K


(X)  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code:(313)207-6200

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 21, 1997, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $175,718,574.

At February 21, 1997, there were outstanding 18,072,226 shares of the registrant's common stock, $1.00 par value each.

Portions of the Proxy Statement for 1997 Annual Meeting of
Shareholders have been incorporated by reference in this Annual
Report on Form 10-K (Part III).



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

The Company's operations are organized into two management groups --- Automotive Group and Heavy Duty Group. The Company maintains product design and process development staffs which work with customers' engineers, principally in the design, testing and development of new products, as well as in the on-going refinement of existing products. The Company also conducts its own research and development activities which are separate from the product development activities conducted in cooperation with its customers. The Company expended $2,944,000 in 1996, $2,309,000 in 1995 and $2,033,000 in 1994 for its research and development.

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

The Company's customers to which sales exceeded 10% of total net sales include General Motors Corporation, Ford Motor Company and Chrysler Corporation. Substantially all of the Company's sales are based on competitive proposals on requests from customers. Sales of all products to General Motors Corporation, Ford Motor Company and Chrysler Corporation during the years ended December 31, 1996, 1995 and 1994 accounted for 63.5%, 65.1%, and 71.1%, respectively, of the Company's total sales during those periods. In recent years, sales to other significant customers, in particular Consolidated Diesel Corporation, Caterpillar Incorporated, Mitsubishi Motors Corporation and other Japanese manufacturers, have grown in importance as the Company has broadened its customer base and more narrowly focused its product direction. However, the loss of all or a substantial portion of sales to major customers could have a detrimental effect on the Company's business. The Company believes that such a loss is unlikely because the Company's products, which generally have a life of five to ten years, require a substantial initial investment in engineering, equipment and tooling. Moreover, sales to automotive customers consist of a large number of different products as well as different types of the same products, which are sold to separate divisions and operating groups within each customer's organization. These customer operating units generally act independently when making their purchasing decisions.

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

At December 31, 1996, the Company employed 2,115 people on an active basis.

Since most of the Company's machined products are for engines, transmissions and drive trains, they are generally not affected by style changes and their production and delivery continue at a relatively uniform rate. However, the Company's operations are affected by the cyclical nature of the United States automobile, light-truck and heavy-duty vehicle markets.

The Company's operations are conducted within one business segment and sales attributable to customers outside the United
States from U.S. operations were $57,800,000 in 1996, $56,200,000 in 1995 and $46,800,000 in 1994.

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

                     PROPERTIES IN ACTIVE USE

                            Approximate     Approximate
        Location            Land Area       Floor Space

Gladwin, Michigan...........  5.0 Acres      71,000 Square Feet
Jackson, Michigan........... 11.0            93,000
Litchfield, Michigan........ 22.8           230,000
Plymouth, Michigan..........  5.5            68,000
Middleville, Michigan.......  3.5            82,500
Fremont, Indiana............ 13.7            99,000
Bluffton, Indiana........... 12.5           170,000
Edon, Ohio.................. 15.2           134,000
Troy. Ohio.................. 12.2           100,000
Greenville, North Carolina.. 12.6           113,000
Thamesville, Ontario........  6.0            59,000
Iztapalapa, Mexico..........  2.8            86,000

TOTAL IN ACTIVE USE         122.8         1,305,500




ITEM 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

STOCK PRICE AND DIVIDEND INFORMATION

The Company's common stock is traded on the NASDAQ National
Market Issue under the symbol SMPS.

Stock prices are quoted in the automated quotation system operated by the National Association of Securities Dealers Automated Quotation System (NASDAQ). The quarterly range of bid prices per share, as reported by NASDAQ, and the dividends paid thereon during the years ended December 31, 1996 and 1995 are shown in the accompanying table. Such prices may represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1996 there were 3,928 individual shareholders of record of Simpson common stock. Other Simpson common shares outstanding were held in bank, money management, company and brokerage house "nominee" accounts for an estimated 4,500 additional shareholders as beneficial owners.


                    Bid Price Per Share        Dividend
Quarter Ended       High          Low       Paid Per Share

March 31, 1995      10 1/8        9               .10
June 30, 1995       11 1/4        9 3/8           .10
September 30, 1995  12 1/8        8 5/8           .10
December 31, 1995    9 7/8        8               .10
March 31, 1996      10 1/8        8 3/8           .10
June 30, 1996       10 1/4        8 5/8           .10
September 30, 1996  10 1/2        8 1/2           .10
December 31, 1996   11 1/8        9 1/2           .10

PAGE

Item 6.  Selected Financial Data


Five Year Summary

(Dollar amounts in millions, except per share and per employee)

                      1996     1995     1994    1993     1992

Operating Data
Net sales            $408.0    $395.1   $356.6  $262.5   $222.8
Cost of products
  sold                365.3     354.4    319.6   234.2    197.3
Gross profit           42.7      40.7     37.0    28.3     25.5
  as a % of sales      10.5      10.3     10.4    10.8     11.5

Operating earnings     29.6      28.8     26.8    19.4     16.7
  as a % of sales       7.3       7.3      7.5     7.4      7.5

Net earnings           17.6*     15.3     14.4     6.4***   8.0
  as a % of sales       4.3       3.9      4.0     2.5      3.6

Net earnings per
  share                 0.97      0.85     0.80    0.36     0.47
Dividend per share      0.40      0.40     0.38    0.37     0.37

Weighted average
  shares (millions)    18.1      18.0     18.0    17.9     16.9

AT YEAR END
Current assets        $94.2     $82.0    $70.5   $70.9    $76.9
Working capital        45.0      40.3     31.7    34.5     49.7

Total assets          249.0     232.5    207.0   186.8    170.0
Long-term debt         58.6      62.3     50.4    39.0     37.0
Shareholders'
  equity              116.0     105.1     98.0    91.5     91.8
Book value per
  share                6.42      5.84     5.47    5.12     5.16
% Debt/equity            51        59       51      43       40
% Debt/total capital     35        38       35      31       30

Additional Statistics
New program launches    6        10       23       20      N/A
Content per N.A.light
   vehicle             $22       $22     $20      $16    $15
Sales per share        $22.53    $21.91  $19.81   $14.64 $13.16

Depreciation            20.5       18.9   16.3     14.2   13.4
Capital investment      26.3       31.5   38.2     37.5   22.4
% return on average
  equity                15.9       15.1   15.2      7.0   10.2
Sales per employee   190,654    186,706 182,240 163,034  148,451
Operating earnings
  per employee         13,832     13,594  13,704  12,041  11,147
Number of employees,
  year end              2,115      2,050   2,135   1,768   1,507

Stock Activity
Price Range          8 3/8 -     8 -     7 /78-   10 1/2-   8 -
                    11 1/8    12 1/8  15 21/32  14 21/32  13 5/32

Price at year end  10 57/64     9       9 1/4   14 3/32  10 13/32

 *   Includes $1.1 million for tax credits.
**   Includes $3 million net charge for accounting changes.

N/A - Not available for 1992 and earlier years.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

Results of Operation

1996 Compared to 1995

The company's net sales reached a new record level in 1996 at $407,999,000, 3% over the previous record of $395,069,000 set in 1995. Six new product programs were launched during 1996, but the major factors contributing to higher volumes were the annualized effects of the 10 more-significant 1995 launches. Additionally, the strength in the company's diesel engine business, particularly in support of medium-duty engine production levels boosted sales volume. Light vehicle production was up 2% in North America, on the strength of light trucks. Automobile production volume for the year was down at the Big 3 by 6% from 1995, reflective of the work stoppages at GM in the first and fourth calendar quarters which reduced the company's sales. Management expects sales for 1997 to be comparable to 1996, as light vehicle and heavy-duty truck markets continue to experience some softness.

Operating earnings increased 2.8% from $28,764,000 to $29,573,000 for 1996. The operating margin, at 7.3% remained comparable to 1995 as our Mexican operation was profitable all year and we experienced improvements in certain key operations. This was offset by the effect of the GM strikes and lower passenger car and heavy-duty engine production levels at customers.

Investment and other income was $1,425,000 in 1996, up $278,000 from 1995, due to higher average invested balances and interest on tax refunds. Interest expense decreased $160,000 from 1995 as a result of lower average debt balances.

Income tax expense for 1996 represents an effective rate of 31.3% compared to 37.3% for 1995, which is lower due to the recognition of federal tax credits totaling $1,100,000 relating to prior years.

1995 Compared to 1994

Net sales for 1995, at $395,069,000 were 11% above the $356,643,000 level of 1994. The major reason for the sales increase from 1994 to 1995 was the volume on several significant new product programs in addition to an increase in production levels for medium and heavy-duty diesel engines for vehicles and non-vehicular use.

Operating earnings, as a percentage of sales, were 7.3% and 7.5% for 1995 and 1994, respectively. This margin decreased slightly due principally to a shift in product mix and margin pressure caused by higher fixed costs and relatively flat volume in the second half of the year. Offsetting some of these effects were the impact of productivity gains on existing production lines and lower new program launch costs than in 1994.

Investment and other income was $1,147,000 in 1995, up from $617,000 in 1994 due to higher average invested balances.
Interest expense increased $1,170,000 from 1994 as a result of additional long-term borrowing in 1995.

The effective rate for income tax expense was 37.3% for 1995 compared to 37.8% for 1994 due to the reduced influence of state and foreign taxes.

Liquidity and Capital Resources

Net cash generated from operations was $50,794,000 in 1996 compared to $35,781,000 in 1995 and $20,778,000 in 1994. The cash flows were primarily provided from earnings and depreciation expense and, in 1996, reduced working capital needs.

During 1996, $26,296,000 was invested in capital equipment and plant expansions compared to $31,510,000 in 1995. The investment was lower in 1996 due to the completion in 1995 of various building and infrastructure improvements and due to lower investment needed for new program spending. Capital expenditures for 1997 are expected to approximate $35 million and will principally support new business and infrastructure enhancements around the organization.

During 1995, the Company entered into bank term loan agreements for $20,000,000 and $4,050,000. The $20,000,000 debt agreement carries an interest rate of 8.45% and is payable over a 10-year period. The $4,050,000 debt agreement carries an interest rate of 8.82% and is payable over 8 years. During 1995 the Company repaid a $10,000,000 bank term loan and additional cash was used to prepay $750,000 of higher-cost debt in addition to the $1,500,000 scheduled repayment. During 1994, the Company drew down the remaining $15,000,000 under a $20,000,000 unsecured loan agreement, originated in 1993, at an interest rate of 6.75% and payable over 15 years. Prepayments of $1,500,000 of higher-cost debt were also made in 1994.

The Company has paid uninterrupted cash dividends each year since becoming publicly-owned in 1972. Dividends paid in 1996 were $7,229,000 compared to $7,192,000 in 1995 and $6,930,000 in 1994, reflecting the increased dividend rate in mid-1994. The per-share dividend rate for years 1996, 1995 and 1994 was $.40 per share, $.40 per share and $.38 per share, respectively.

The Company maintains a revolving credit facility and other short-term borrowing arrangements which total $24,620,000, of which $3,172,000 was committed as letters of credit at December 31,1996. The Company had no short-term borrowings at December 31, 1996 or December 31, 1995.

The Company's long-term debt (excluding current installments) was $58,643,000 at December 31, 1996 compared to $62,270,000 at
December 31, 1995. Interest rates on the long-term debt range from 6.75% to 9.98%. The Company is subject to restrictions on additional borrowing and maintenance of minimum net worth and working capital requirements.

The Company believes that existing cash balances, cash from operations, and borrowings available under its revolving credit facility and other short-term arrangements will be sufficient to meet its anticipated operating cash needs for the foreseeable future.

Impact of Inflation

The Company does not expect that it will be significantly affected by inflation in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                       Year Ended December 31
                                      1996     1995      1994

Net sales                          $407,999  $395,069  $356,643

Costs and expenses:
  Cost of products sold             365,253   354,436   319,557
  Administrative and selling         13,173    11,869    10,268
                                    378,426   366,305   329,825
Operating Earnings                   29,573    28,764    26,818
Investment and other income, net      1,425     1,147       617
Interest expense                     (5,354)   (5,514)   (4,344)

Earnings Before Income Taxes         25,644    24,397    23,091
Income taxes                          8,037     9,095     8,722

Net Earnings                       $ 17,607  $ 15,302  $ 14,369
                                   _______   _______   ________

Net Earnings Per Share                $.97       $.85      $.80


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                    Year Ended December 31
                                   1996      1995      1994
OPERATING ACTIVITIES
Net earnings                       $17,607   $15,302   $14,369
Adjustments to reconcile net earnings
  to cash provided by operating
  activities:
    Depreciation                        20,497     18,921    16,330
    Provision for deferred income taxes   (102)     1,234      (874)
    Amortization of restricted stock       363        330       272
    Loss (gain) on disposition of assets        217       (113)      (41)
    Changes in operating assets and
        liabilities:
      Accounts receivable                6,186        985   (14,660)
      Inventories                       (1,153)    (1,660)   (2,797)
      Other assets                   (655)    (4,052)    5,443
      Accounts payable and accrued
         expenses                        7,834      4,834     2,736
       Cash Provided By Operating
        Activities                  50,794    35,781    20,778

INVESTING ACTIVITIES
Sale of marketable securities               --      2,491        83
Capital expenditures                    (26,296)  (31,510)    (38,239)
Proceeds from disposal of property
   and equipment                            171     1,069       478
     Cash Used In Investing Activities    (26,125)     (27,950)  (37,678)

FINANCING ACTIVITIES
Cash dividends paid                 (7,229)   (7,192)   (6,930)
Principal repayments of long-term debt   (2,078)  (12,250)     (3,000)
Proceeds from long-term borrowings         ---     24,050    15,000
Cash provided by stock transactions, net         243        42        78
   Cash (Used In) Provided By Financing
     Activities                          (9,064)    4,650     5,148

Effect of foreign currency exchange
  rate changes                             (193)   (1,312)   (1,420)

   Increase (Decrease) In Cash and Cash
     Equivalents                         15,412    11,169   (13,172)

Cash and cash equivalents at beginning
   of year                               13,490     2,321    15,493

Cash And Cash Equivalents At
   End Of Year                     $28,902   $13,490   $ 2,321


See accompanying notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS

(In thousands)
                                            December 31
                                         1996           1995
ASSETS
Current Assets
  Cash and cash equivalents             $28,902        $ 13,490
  Accounts receivable                    41,032          47,218
  Inventories                            14,034          12,881
  Customer tooling in process             4,002           1,334
  Prepaid expenses and other
      current assets                      6,256           7,068
Total Current Assets                     94,226          81,991
Property, Plant and Equipment, at cost
  Land                                    3,116           3,146
  Buildings and improvements             49,058          45,777
  Machinery and equipment               226,055         205,651

                                        278,229         254,574

  Less accumulated depreciation         126,152         107,908
Net Property, Plant and Equipment       152,077         146,666
Other Assets                              2,653           3,854

                                       $248,956        $232,511
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current installments of
    long-term debt                     $  3,579        $  2,030
  Accounts payable                       28,455          21,353
  Compensation and amounts withheld      10,203           9,876
  Taxes, other than income taxes          2,597           2,942
  Other accrued expenses                  4,354           5,532
Total Current Liabilities                49,188          41,733


Long-Term Debt, excluding current
    installments                         58,643          62,270
Accrued Retirement Benefits              14,015          12,439
Deferred Income Taxes                    11,118          10,992
Shareholders' Equity
  Common stock, par value $1 per share:
    Authorized - 35,000,000 shares
    Outstanding - 18,080,002 shares
          (1995 - 17,981,485 shares)     18,080          17,981
  Additional paid-in capital             24,366          23,646
  Retained earnings                      79,274          68,896
  Unamortized value of restricted stock  (2,028)         (1,815)
  Cumulative foreign currency translation
    adjustments                          (3,692)         (3,499)
  Excess pension cost                        (8)           (132)
Total Shareholders' Equity              115,992         105,077
                                       $248,956        $232,511


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)


                                                        Cumulative
                                             Unamortized     Foreign
                         Additional                Value Of      Currency    Excess
               Common    Paid-In   Retained    Restricted   Translation  Pension
                Stock         Capital   Earnings      Stock      Adjustments  Cost       Total

Balance at Jan-
uary 1, 1994     $11,914     $28,586     $53,347     $(1,410)      $ (767)     $ (123)  $91,547
  Net earnings
  for 1994                                14,369                                         14,369
  Cash dividends
  -$.38 per share                         (6,930)                                        (6,930)
  3-for-2 stock
  distribution      5,975     (5,977)                                                        (2)
  Exercise of
  stock options,
  net                  14         66                                                         80
  Restricted stock
  awards, net          26        526                    (552)                               ---
  Amortization of
  restricted stock                                       272                                272
  Translation adjust-
  ment for the year                                                 (1,420)               1,420)
  Excess pension cost
  adjustment                                                                     123         123
Balance at
December 31, 1994   17,929     23,201     60,786      (1,690)       (2,187)      ---      98,039
  Net earnings for
  1995                                    15,302                                          15,302
  Cash dividends
  -$.40 per share                        (7,192)                                         (7,192)
  Exercise of stock
  options, net       7         35                                                          42
  Restricted stock
  awards, net          45        410                    (455)                               ---
  Amortization of
  restricted stock                                       330                                 330
  Translation adjust-
  ment for the year                                                 (1,312)              (1,312)
  Excess pension cost
  adjustment                                                                   (132)       (132)
Balance at Decem-
ber 31, 1995        17,981    23,646     68,896       (1,815)       (3,499)    (132)     105,077
  Net earnings
  for 1996                               17,607                                           17,607
  Cash dividends
  -$.40 per share                        (7,229)                                         (7,229)
  Exercise of stock
  options, net         35        208                                                         243
  Restricted stock
  awards, net          64        512                    (576)                                ---
  Amortization of
  restricted stock                                       363                                 363
  Translation ad-
  justment for the
  year                                                                (193)                (193)
  Excess pension
  cost adjustment                                                               124          124
Balance at Decem-
ber 31, 1996      $18,080    $24,366    $79,274      $(2,028)      $(3,692)   $  (8)    $115,992

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

Financial Instruments: Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At December 31, 1996, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in Note C.

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


Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No deferred income taxes have been provided for the income tax liability of approximately $350,000 which would be incurred on repatriation of the permanently reinvested portion of unremitted earnings of the foreign subsidiaries.



Net Earnings Per Share: Net earnings per share are computed based upon the weighted average shares of common stock and common stock equivalents (stock options) outstanding during the year as adjusted for a 3-for-2 stock distribution in 1994. The average common and common equivalent shares used in the computation of earnings per share was 18,108,439 in 1996; 18,035,060 in 1995; and
18,000,795 in 1994.


Long-Lived Assets: The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have an impact on the Company's financial position or results of operations.

Stock Based Compensation: Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation".
The Company adopted this standard by making the required disclosures only. The adoption of this standard did not have an effect on the Company's financial position or results of operations.

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



Note B - Inventories

The components of inventories are summarized as follows:

(In thousands)
                                          1996       1995
Finished and in-process products       $ 9,881    $ 7,971
Raw materials                            4,153      4,910
                                       $14,034    $12,881

The LIFO inventories comprise approximately 94% and 96% of total inventories at December 31, 1996 and 1995, respectively.

The replacement cost of inventories exceeded the balance sheet carrying amounts by approximately $5,600,000 and $5,500,000 at December 31, 1996 and 1995, respectively.


Note C - Debt

Long-term debt at December 31 consisted of the following obligations:

(In thousands)                                 1996      1995

8.8%  Note payable due 1999                 $ 3,750    $ 5,250
9.98% Note payable due 2006                  15,000     15,000
6.75% Bank term note due 2008                20,000     20,000
8.45% Bank term note due 2005                20,000     20,000
8.82% Bank term note due 2003                 3,472      4,050
                                             62,222     64,300
Less current installments                     3,579      2,030
Long-term debt, excluding current
 installments                               $58,643    $62,270

As of December 31, 1996 the estimated fair value of long-term debt, discounted at current interest rates, was $67,200,000.

Under the terms of its loan agreements, the Company is subject to restrictions concerning additional borrowings and maintenance of minimum net worth and working capital. At December 31, 1996, retained earnings of approximately $35,830,000 were unrestricted.

The Company has a revolving bank loan agreement under which it may borrow up to $12,000,000 through April 1, 2001 with interest at the lower of the bank's prime interest rate or a Eurodollar rate.
Commitment fees are paid on the available credit.

The Company also has short-term credit lines with banks under which it may borrow up to $12,620,000, of which $3,172,000 was committed as letters of credit at December 31,1996. The contract amount of the letters of credit approximate their fair value. The lines do not have termination dates, but are reviewed periodically.

No compensating balances are required by any of the loan agreements.

Principal maturities of long-term debt during the four years following 1997 are as fol-lows: 1998 - $3,579,000; 1999 -
$4,829,000; 2000 - $6,079,000; and 2001 - $8,079,000.

Interest paid approximates interest expense for each year.









Note D - Income Taxes


The components of earnings before income taxes were as follows:

(In thousands)                       1996      1995      1994

Domestic                           $23,047   $21,772   $19,849
Foreign                              2,597     2,625     3,242
                                   $25,644   $24,397   $23,091


The provisions for income tax expense were as follows:

(In thousands)                      1996       1995      1994
Current:
  Federal                          $6,730     $6,439    $7,430
  Foreign                             822      1,109     1,584
  State                               587        313       582
                                    8,139      7,861     9,596
Deferred:
  Federal                              66      1,078      (684)
  Foreign                            (330)        73       (44)
  State                               162         83      (146)
                                     (102)     1,234      (874)
                                   $8,037     $9,095    $8,722

Income taxes paid                  $7,995     $7,650    $9,434

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes follows:

(In thousands)                            1996      1995      1994

Income taxes at federal statutory rate   $8,975    $8,539   $7,982
State income tax, net of federal benefit    487       257      285
Foreign operating loss                     (310)      196      435
Federal tax credits                      (1,100)      ---      ---
Other, net                                  (15)      103       20
                                         $8,037    $9,095   $8,722

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31 are as follows:

                                     1996                    1995
                             Deferred     Deferred      Deferred    Deferred
                               Tax          Tax           Tax         Tax
(In thousands)                Assets    Liabilities      Assets    Liabilities

Plant and equipment          $ ----       $15,880       $  ---       $14,458
Accrued retirement benefits   4,412          ---          4,382        ---
Other accrued expenses        2,948          ---          2,725        ---
Foreign net operating loss
 carryforward                   390          ---            696        ---
Federal tax credits           1,066          ---            ---        ---

Other items                     391           804           372          990
                              9,207        16,684         8,175       15,448
Valuation allowance            (390)         ---           (696)        ---
                             $8,817       $16,684        $7,479      $15,448

As of December 31,1996, the Company has unrecognized foreign net operating loss carryforwards of approximately $1,100,000 that begin expiring in 2003.

Deferred income tax assets of $3,251,000 and $3,023,000 are included in other current assets at December 31, 1996 and 1995, respectively.

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

Net pension expense for 1996, 1995 and 1994 included the following components:

                                     1996      1995      1994
Assumptions used were:
  Discount rate                      7.75%      8.5%      7.5%
  Rate of increase in
    compensation levels                 5%        5%        5%
  Expected annual long-term
    rate of return on assets            9%        9%        9%

(In thousands)
Benefits earned during the year     $2,114    $1,548    $1,656
Interest cost on projected
  benefit obligation                 2,307     2,142     1,982
Actual return on assets             (3,046)   (2,591)     (316)
Net amortization and deferral        1,391       804    (1,313)
Multi-employer plans                   544       574       506
                                    $3,310    $2,477    $2,515

The following table sets forth the plan's funded status at September 30:

                                             1996                    1995

Assumptions used were the
  same as above, except:
Discount rate                                 8.0%                    7.75%

                                       Plans in Which          Plans in Which
                                     Assets       Accum.       Assets     Accum.
                                     Exceed     Benefits       Exceed   Benefits
(In thousands)                       Accum.      Exceed        Accum.     Exceed
                                   Benefits      Assets        Benefits   Assets
Actuarial present value of:

 Vested benefit obligation          $6,849      $15,561         $6,712   $13,911

 Accumulated benefit obligation      7,640       16,821         $7,125   $14,318

 Projected benefit obligation       10,360       22,146        $10,270   $19,512
Plan assets at fair value            9,181       14,468          8,148    11,912
Deficiency of assets under pro-
jected benefit obligation           (1,179)      (7,678)        (2,122)  (7,600)
Unrecognized net loss                  235        3,180          1,760    3,550
Unrecognized net asset                (309)         (46)          (407)     (97)
Unrecognized prior service cost        527          482            581      432
Additional minimum liability           ---         (290)           ---     (569)
Accrued pension liability
included in the balance sheets      $ (726)     $(4,352)       $  (188) $(4,284)

The Company has recorded an additional minimum liability at December 31, 1996 and 1995, representing the excess of the unfunded accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost.

Certain employees participate in Company-sponsored 401(k) savings plans. Under the plans, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. Contributions approximated $1,490,000; $1,340,000 and $1,050,000 in 1996, 1995 and 1994,
respectively.


Note F - Retiree Medical Benefits

The Company provides medical benefits to certain retired employees, their covered dependents, and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Certain medical plans are contributory and other medical plans are noncontributory.

The retiree medical benefit cost for 1996, 1995 and 1994 consisted of the following:

                                               1996      1995        1994

Assumed discount rate                          7.75%      8.5%        7.5%

(In thousands)
Benefits earned during the year              $  612    $  464      $  547
Interest cost on accumulated retiree
 medical benefits                               693       770         739
Net amortization                                  5        12          88
                                             $1,310    $1,246      $1,374

The Company's retiree medical benefits are not funded. The following table presents the actuarial present value of the obligation at September 30 reconciled with amounts recognized in the balance sheet:

                                               1996      1995

Assumed discount rate                           8.0%     7.75%

(In thousands)
Accumulated retiree medical benefits
 obligation:
  Retirees                                  $ 2,924   $ 3,002
  Fully-eligible, active plan participants    1,390     1,212
  Other active employees                      5,387     6,302
                                              9,701    10,516
Unrecognized net gain (loss)                    612    (1,068)
Unamortized prior service cost                  (69)      (74)
                                            $10,244    $ 9,374

Other actuarial assumptions used for the Company's retiree health care plans include:

(Dollars in thousands)                         1996      1995        1994

Medical cost trend rate (a)                       8%       11%         12%
Effect of a 1% point increase in the
 medical cost trend rate on the accumulated
 retiree medical benefit obligation          $1,574    $1,761       $1,517
Effect of a 1% point increase in the medical
 cost trend rate on the aggregate of the
 service and interest cost                   $  270    $  245       $  193

(a) Beginning in 1996, the medical cost trend rate is assumed to be 8% and to decrease .5% per year to 5.5% in 2001 and remaining at that level thereafter. In 1995, the medical cost trend rate was set at 11% and assumed to decrease 1% per year to 6% in 2000 and remaining at that level thereafter.

    The unrecognized net gain (loss) is amortized over the average remaining service period of 15 years of active plan participants.
Note G - Long-Term Incentive Plans

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

Options granted have varying exercise dates within five years after grant date and generally expire after ten years. At December 31, 1996 there were 1,427,445 of common stock reserved for issuance under the plans of which 985,330 are available for future grants.

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for the stock options granted in 1996 or 1995. Had compensation cost for these options been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would not have been significantly different.


Incentive plan activity is summarized as follows:

                                        Stock Option Plans
                               Option     Weighted Average     Restricted
                                Shares     Exercise Price         Shares

1995:
 Outstanding January 1, 1995   321,900         $8.93              167,000
 Granted/awarded               101,360         10.00               66,560
 Exercised                     (22,365)         6.67                 ---
 Restrictions lapsed             ---            ---               (29,597)
 Canceled/forfeited             (8,250)        12.02              (18,472)
 Outstanding                   392,645          9.27              185,591
 Exercisable                   222,825                               ---
 Weighted-average fair
 value of options granted
 during the year                $10.01

1996:
 Granted/awarded               107,240          9.24               74,980
 Exercised                     (37,050)         5.61                 ---
 Restrictions lapsed              ---           ---               (34,726)
 Canceled/forfeited            (20,720)        12.11              (11,502)
 Outstanding                   442,115          9.44              214,343
 Exercisable                   226,143                               ---
 Weighted-average fair value
 of options granted during
 the year                        $9.25

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



Note I - Commitments and Contingencies

The Company has been identified as a potentially responsible party under federal environmental regulations to share in the cost of cleanups at two waste disposal sites along with many other companies. While management believes the Company's responsibility in these matters is minimal, it has established reserves which it believes are adequate to cover potential liabilities.


Note J - Major Customers

The Company's operations are conducted within one business segment. Export sales to customers from the United States were $57,800,000.

Net sales to major customers were:

(In thousands)                                 1996      1995      1994

General Motors Corporation                   $108,800  $109,200  $109,800
Ford Motor Company                             86,700    92,900    89,300
Chrysler Corporation                           63,400    55,000    54,400
Consolidated Diesel Company
 and its parent companies,
 Cummins Engine Company, Inc.
 and Case Corporation                          38,800    36,500    32,300
Caterpillar Inc.                               35,900    25,900    20,000

Aggregate receivables for these customers at December 31, 1996 and 1995 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Simpson Industries, Inc.

We have audited the accompanying consolidated balance sheets of Simpson Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31,1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP



Detroit, Michigan
January 27, 1997

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(In thousands, except per share amounts)

                                       Quarter Ended
                          Mar.31    Jun.30     Sep.30   Dec.31
1996
Net sales                $101,421  $110,049    $98,228  $98,301
Gross profit               10,383    14,266      8,919    9,178
Net earnings                3,957     5,971      3,443    4,236
Net earnings per share        .22       .33        .19      .23

1995
Net sales                $107,237  $103,600    $86,338  $97,894
Gross profit               12,381    11,912      6,625    9,715
Net earnings                5,562     4,911      1,435    3,394
Net earnings per share        .31       .27        .08      .19


Net earnings for the quarter ended December 31, 1996 were increased by $1,100,000 ($.06 per share)from federal tax credits.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          NONE


                              PART III

The information called for by the items within this part is included in the Company's 1997 Proxy Statement, and is incorporated herein by reference, as follows:

                                                                  Pages in 1997
                                                                 Proxy Statement

    Item 10.  Directors and Executive Officers of the
              Registrant (includes information set forth
              in the 1997 Proxy Statement under "Further
              Information - Compliance with Section 16(a)
              of the Exchange Act")                                   1-3,13

    Item 11.  Executive Compensation                                  5-11

    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management                                   12

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

     (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensatory plans or arrangements for executive officers:

          3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

          3.2 Bylaws, as amended (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

          4.1 Rights Agreement between Simpson Industries, Inc. and NBD Bank, N.A., as Rights Agent, dated as of December 18, 1989 (previously filed as
Exhibit 4(a) to the Company's Current Report on Form 8-K, dated January 12, 1990 and incorporated herein by reference)

          Letter from Simpson Industries, Inc. to State Street Bank and Trust, N.A., dated July 8, 1994, appointing the latter as successor Rights Agent; and letter from State Street Bank and Trust, N.A., to Simpson Industries, Inc., dated July 10, 1994, accepting such appointment (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.2 Revolving Credit and Term Loan Agreement with Manufacturers National Bank of Detroit and Continental Bank, N.A., dated as of October 5, 1989, as amended (previously filed as Exhibits 10.11, 10.2 and 10.2, respectively, to the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1989, September 30, 1991 and September 30, 1992, and incorporated herein by reference)

          Amendment No. 1 to Amended and Restated Revolving Credit Agreement with Comerica Bank (successor in interest by reason of merger to Manufacturers Bank N.A., formerly known as Manufacturers National Bank of Detroit) and Bank of America Illinois (formerly known as Continental Bank, N.A.), dated as of December 17, 1993 (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

          Amendment No. 2 to Amended and Restated Revolving Credit Agreement with Comerica Bank (successor in interest by reason of merger to Manufacturers Bank N.A., formerly known as Manufacturers National Bank of Detroit) and Bank of America Illinois (formerly known as Continental Bank, N.A.), dated as of November 1, 1994 (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          Amendment No. 3 to Amended and Restated Revolving Credit Agreement with Comerica Bank, dated as of August 1, 1996 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

          10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference) Amendment to Note Agreement with Aetna Life Insurance Company, dated November 17, 1994 (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.4  1984 Stock Option Plan, as amended (previously filed as Exhibit
10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

          10.8  Supplemental Executive Retirement Plan (previously filed as
Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference)

          10.10 Letter Agreement, dated September 12, 1989, with Roy E. Parrott (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

          Amendment to Letter Agreement with Roy E. Parrott, dated March 15, 1994 (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.11 Note Agreement with Massachusetts Mutual Life Insurance Company, dated August 15, 1991 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

          10.13 Simpson Industries, Inc. 1993 Executive Long-Term Incentive Plan (previously filed as Exhibit 10. 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

          10.14 Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10. 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

          10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit 10. 15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

          Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

         10.16 Letter Agreement, dated October 25, 1994, with Robert W. Navarre (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

          10.17 Letter Agreement, dated December 16, 1994, with Kathryn L. Williams (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.19 Letter Agreement, dated December 16, 1994, with James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

          10.23  *Letter Agreement, dated March 1, 1996, with James B. Painter

          11.  *Statement regarding Computation of per share earnings

          21.  *Subsidiaries of registrant

          23.  *Consent of independent public accountants

              *Filed with this report


(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SIMPSON INDUSTRIES, INC.


                     By:  /s/ Roy E. Parrott
                          Roy E. Parrott,
                          President and Chief Executive Officer
Date:  February 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 1997.

     Signature                   Title

     /s/ Roy E. Parrott          President and Chief Executive Officer
     Roy E. Parrott              and Director
                                 (principal executive officer)

     /s/ Kathryn L. Williams     Vice President Strategic Development
     Kathryn L. Williams         and Treasurer
                                 (principal financial officer)
                                 (principal accounting officer)

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

     /s/ Walter J. Kirchberger    Director
     Walter J. Kirchberger

     /s/ Ronald L. Roudebush      Director
     Ronald L. Roudebush

     /s/ F. Lee Weaver            Director
     F. Lee Weaver

     /s/ Frank K. Zinn            Director and Secretary
     Frank K. Zinn



INDEX TO EXHIBITS

Exhibit
Number             Exhibits

10.23          Letter Agreement, dated March 1, 1996, with James B. Painter

11             Statement regarding computation of per share earnings

21             Subsidiaries of registrant

23             Consent of independent public accountants

27.1           Financial Data Schedule