Form 10-Q
period 1997-03-31
SIMPSON INDUSTRIES INC
filed 1997-05-08
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended March, 31 1997               Commission File Number 0-6611



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

                     Yes  X                        No

At April 30, 1997 there were 18,098,748 outstanding shares of the registrant's common stock, $1.00 par value each.

PAGE

Consolidated Balance Sheets (Unaudited)
(In thousands)
March 31, 1997 and December 31, 1996

                                                    Mar. 31   Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents                      $ 21,120  $ 28,902
     Accounts receivable                              47,078    41,032
     Inventories                                      13,187    14,034
     Customer tooling in process                       4,823     4,002
     Prepaid expenses and other current assets         5,467     6,256
Total Current Assets                                  91,675    94,226
Property, Plant and Equipment
     Cost                                            282,966   278,229
     Less Allowance                                  130,560   126,152
                                                     152,406   152,077
Other Assets                                           1,933     2,653
                                                    $246,014  $248,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment of long-term debt          $  3,579  $  3,579
     Accounts payable                                 23,050    28,455
     Compensation and amounts withheld                 6,788    10,203
     Taxes, other than income taxes                    3,251     2,597
     Other accrued expenses                            6,491     4,354
Total Current Liabilities                             43,159    49,188

Long-Term Debt, excluding current installment         58,498    58,643
Accrued Retirement Benefits                           14,398    14,015
Deferred Income Taxes                                 11,415    11,118
Shareholders' Equity                                 118,544   115,992
                                                    $246,014  $248,956

Consolidated Statement of Operations (Unaudited)
(dollars in thousands, except per share amounts)

Periods Ended March 31, 1997 and 1996


                                             Three Months
                                            1997        1996

Net sales                                 $105,874    $101,421
Costs and expenses:
     Cost of products sold                  95,058      91,038
     Administrative and selling              3,032       2,835
                                            98,090      93,873
Operating Earnings                           7,784       7,548
Investment and other income, net               419         124
Interest expense                            (1,293)     (1,340)
Earnings Before Income Taxes                 6,910       6,332
Income taxes                                 2,523       2,375
Net Earnings                               $ 4,387     $ 3,957
Net Earnings Per Share                        $.24        $.22
Cash dividends per share                      $.10        $.10
Average number of common
   equivalent shares                    18,149,436  18,073,716





Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Three Months Ended March 31, 1997 and 1996


                                                    1997      1996
OPERATING ACTIVITIES
Net Earnings                                      $ 4,387   $ 3,957
Depreciation                                        5,314     5,053
Provision for deferred income taxes                   297       302
Amortization of restricted stock                       82        73
(Gain) loss on disposition of assets                  (86)       24

Changes in operating assets and liabilities        (9,120)   (4,719)
Cash Provided By Operating Activities                 874     4,690

INVESTING ACTIVITIES
Capital expenditures                               (6,703)   (5,843)
Proceeds from disposal of property and equipment      109        24

Cash Used In Investing Activities                  (6,594)   (5,819)

FINANCING ACTIVITIES
Cash dividends paid                                (1,813)   (1,808)
Principal repayment of long-term borrowings          (145)     (144)
Cash provided by stock transactions, net                0       242

Cash Provided From (Used In) Financing Activities  (1,958)   (1,710)

Effect of foreign currency exchange rate changes     (104)      151

Increase (Decrease)In Cash and Cash Equivalents    (7,782)   (2,688)

Cash and cash equivalents at beginning of period   28,902    13,490

Cash and Cash Equivalents At End of Period        $21,120   $10,802

Note to Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net sales increased for the first quarter of 1997 by 4.4%, or $4,453,000, from the first quarter of 1996. The sales increase in the current year was primarily attributable to last years work stoppage at General Motors which negatively impacted sales for the first quarter by approximately $3 million. Also contributing to first quarter results was the 6% increase in the North American production volumes for autos and light trucks from the first quarter of 1996.

Cost of products sold as a percent of sales for the first three months of 1997, compared to the same period of 1996, remained the same at 89.8%.

Administrative and selling costs remained at approximately 2.8% of sales for the first quarters of 1997 and 1996. Interest expense decreased slightly for the first quarter of 1997 due to lower average debt balances.

Cash flow from operations was $874,000 for the first quarter. The Company's investment in production capacity for new automotive, light truck and diesel engine programs was $6,703,000. These investments, when added to dividends paid during the three months ended March 31, 1997, exceeded the cash flow from operations, resulting in a reduction of $7,782,000 in cash and cash equivalents. With a quick ratio of 1.6 to 1 and total debt to invested capital of 34.4%, the Company's financial condition remains strong.


                         PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

         The annual meeting of shareholders of Simpson Industries, Inc. was held on April 22, 1997 in Plymouth, Michigan. The following persons were nominated on the Board of Directors until the 2000 annual meeting.

                                           Votes In
Nominee                                     Favor       Withheld

         Susan F. Haka                     15,583,811    208,583
         Walter J. Kirchberger             15,763,423    128,971
         Roy E. Parrott                    15,735,526    156,868


         The amendment to restate the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 35,000,000 to 55,000,000 was passed. The following votes were cast:

         Votes in favor    14,452,715
         Votes against      1,340,611
         Abstentions           99,066
         Broker non-votes           2



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11  - Computation of Earnings Per Share

Exhibit 27  - Financial Data Schedule


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SIMPSON INDUSTRIES, INC.
                           Registrant

May 7, 1997                /s/Roy E. Parrott
                           Roy E. Parrott
                           President and Chief Executive Officer