Form 10-Q
period 1997-06-30
SIMPSON INDUSTRIES INC
filed 1997-08-14
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended June 30, 1997            Commission File Number     0-6611


                           SIMPSON INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

           Michigan                               38-1225111
(State or other jurisdiction of         IRS Employer Identification No.)
 incorporation or organization)

       47603 Halyard Drive, Plymouth, Michigan             48170-2429
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

                         Yes  X                    No

At July 31, 1997 there were 18,128,212 outstanding shares of the registrant's common stock, $1.00 par value each.


PAGE

Consolidated Balance Sheets (Unaudited)
(In thousands)
June 30, 1997 and December 31, 1996

                                           June 30   Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents            $    920  $ 28,902
     Accounts receivable                    63,589    41,032
     Inventories                            18,206    14,034
     Customer tooling in process             6,455     4,002
     Prepaid expenses and other
        current assets                       5,440     6,256
Total Current Assets                        94,610    94,226

Property, Plant and Equipment
     Cost                                  309,327   278,229
     Less Allowance                        135,460   126,152
Total Property, Plant and Equipment        173,867   152,077
Unallocated Purchase Cost                   38,843         -
Other Assets                                15,625     2,653
                                          $322,945  $248,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes payable                       $    490          -
     Current installment of
        long-term debt                       3,579  $  3,579
     Accounts payable                       33,307    28,455
     Compensation and amounts withheld       7,573    10,203
     Taxes, other than income taxes          2,326     2,597
     Other accrued expenses                  9,825     4,354
Total Current Liabilities                   57,100    49,188

Long-term debt, excluding current
   installment                             116,854    58,643
Accrued Retirement Benefits                 14,750    14,015
Deferred Income Taxes                       12,261    11,118
Shareholders' Equity                       121,980   115,992
                                          $322,945  $248,956

PAGE

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended June 30, 1997 and 1996


                                         Six Months        Three Months
                                     1997        1996        1997       1996

Net sales                          $216,148    $211,470    $110,274    $110,049
Costs and expenses:
     Cost of products sold          192,292     186,821      97,234      95,783
     Administrative and selling       6,223       6,199       3,191       3,364
                                    198,515     193,020     100,425      99,147
Operating Earnings                   17,633      18,450       9,849      10,902
Investment and other
 income, net                            526         159         107          35
Interest expense                     (2,717)     (2,724)     (1,424)     (1,384)
Earnings Before Income Taxes         15,442      15,885       8,532       9,553
Income taxes                          5,637       5,957       3,114       3,582
Net Earnings                        $ 9,805     $ 9,928     $ 5,418     $ 5,971

Net Earnings Per Share                $0.54       $0.55       $0.30       $0.33

Cash dividends per share              $0.20       $0.20       $0.10       $0.10

Average number of common
   equivalent shares             18,163,432  18,096,326  18,177,427  18,118,936

PAGE

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Six Months Ended June 30, 1997 and 1996


                                          1997                1996
OPERATING ACTIVITIES
Net earnings                              $ 9,805           $ 9,928
Depreciation                               10,556            10,192
Provision for deferred income taxes           598               552
Amortization of restricted stock              163               159
(Gain) loss on disposition of assets          (85)              237
Changes in operating assets and liabilities,
   net of effects of acquisition
   of business                            (11,370)           (3,053)

Cash Provided By Operating Activities       9,667            18,015

INVESTING ACTIVITIES
Acquisition of business, net of cash
   acquired                               (74,388)                -
Capital expenditures                      (17,699)           (9,671)
Proceeds from disposal of property
    and equipment                             206                43
Cash Used In Investing Activities         (91,881)           (9,628)

FINANCING ACTIVITIES
Cash dividends paid                        (3,626)           (3,616)
Proceeds (repayments) of long-term
     debt, net                             58,211             (1,788)
Cash provided by stock transactions, net        -                242
Cash Provided From (Used In)
     Financing Activities                  54,585             (5,162)
Effect of foreign currency exchange
     rate changes                            (353)                64
Increase (Decrease)In Cash and
     Cash Equivalents                     (27,982)             3,289
Cash and cash equivalents at
     beginning of period                   28,902             13,490

Cash and Cash Equivalents at End
   of Period                              $   920            $16,779

Supplemental Disclosures
     Cash paid during the year for:
         Interest                         $ 2,590            $ 2,677
         Income Taxes                       4,207              3,673

PAGE

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

Goodwill is amortized on a straight-line basis over 40 years. Specific intangibles are amortized on a straight-line basis over the estimated periods benefited with periods ranging from 5 to 20 years. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2. Holset VA Acquisition

On June 27, the Company through a wholly owned subsidiary purchased the Vibration Attenuation division of Holset Engineering Company Limited ("Holset VA") from Cummins Engine Company. The aggregate purchase cost for the acquisition of the Holset VA Business was $76.6 million. Funds for the Holset VA Business acquisition, net of cash received, were provided by cash and borrowings of $60 million under the Credit Agreements as described in Note 4.

The Holset VA Business has operations in the United Kingdom, France, Spain, Mexico, Korea, Brazil, the United States and India. Holset VA manufactures rubber and viscous dampers and supplies three main markets including heavy truck, light truck and automotive and industrial.

The acquisition was accounted for as a purchase transaction. The purchase cost of $76.6 million has been allocated to assets and liabilities acquired based upon their preliminary estimated fair values at the acquisition date. The excess of purchase price over estimated values for assets and liabilities has been reflected as unallocated purchase cost which is being amortized over forty years. The final allocation of the purchase cost to assets and liabilities will depend on the final results of appraisals that are not yet available and investigations into liabilities assumed that are not yet complete. Therefore, the final allocation will probably differ from the estimated allocation, possibly by substantial amounts. The preliminary allocation at June 27, 1997 of the $76.6 million purchase cost is summarized as follows:

  (In thousands)

  Current assets                          $17,748
  Property, plant and equipment            15,806
  Unallocated purchase cost, principally
       goodwill                            38,843
  Intangible assets                        12,728
  Other noncurrent assets                     841
  Current liabilities                      (9,346)
       Total purchase cost                $76,620

The operations of the Holset VA Business from the acquisition date to June 30, 1997 were not material to the consolidated Statement of Income of the Company. See Note 3 for pro forma information.

NOTE 3.  Pro Forma Information

The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the Holset VA acquisition and (ii) the completion of the new credit agreements (Note 4) as if the transactions had occurred as of January 1 of each year presented (in thousands, except per share data).

  _____________________________________________________________

                                Six Months Ended
                               June 30       June 30
                                 1997          1996

  Net sales                    251,911       246,800
  Net income                    10,228        10,665

  Net income per share           $0.56         $0.59

  _____________________________________________________________


The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the transactions had occurred prior to the years presented, and is not intended to be a projection of future results or trends.

Note 4.  Debt

In June, 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $50 million under a five-year agreement and up to $50 million under a 364-day agreement. Borrowings outstanding under these agreements at June 30, 1997 were $50 million at an interest rate of 6.3% and $10 million at an interest rate of 8.25%, respectively. The 364-day agreement is classified as long-term based on management's intent to renew it each year.

Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales reached a record high in the second quarter of 1997, increasing $225,000 from the second quarter of 1996. Year-to-date sales increased 2.2% or $4,678,000 from the first half of 1996. The increased sales for the quarter and the first half of the year reflect strong sales to diesel engine customers and a new wheel-end suspension program that went on line in late 1996 offset by the effects of a decline in auto production and strikes at two key customers.

Cost of products sold as a percent of sales for the first six months of 1997 compared to the first half of 1996 increased to 89.0% from 88.3%. Cost of products sold as a percent of sales for the second quarter of 1997 compared to the second quarter of 1996 increased to 88.2% from 87.0%. The increase in cost of products sold in both the three- and six-month periods ended June 30, 1997 reflects the recovery of some out-of-period start-up costs recorded in the second quarter of 1996.

Administrative and selling costs remained at approximately 3% of sales for the six- and three-month periods ending June, 30 1996 and 1997. Interest expense for the six- and three-month periods ending June 30, 1997 and 1996 remained approximately the same.

In July the company announced the closing of its Jackson, Michigan manufacturing plant. A pre-tax charge of approximately $4 million will be recorded in the third quarter ending September 30, 1997. This closure is anticipated to provide annualized savings of approximately $2.5 million a year beginning in 1998.

In June, 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $50 million under a five-year agreement and up to $50 million under a 364-day agreement. Borrowings outstanding under these agreements at June 30, 1997 were $50 million at an interest rate of 6.3% and $10 million at an interest rate of 8.25%, respectively. The 364-day agreement is classified as long-term based on management's intent to renew it each year. Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin.

On June 27, 1997, the Company purchased the Vibration Attenuation division of Holset Engineering Company Limited ("Holset VA") from Cummins Engine Company for an aggregate purchase price of $76.6 million. Net funds used for the acquisition totaled $74.4 million.

Cash flow from operations was $9.7 million for the first half of 1997. Net cash used in investing activities was $91.9 million and $9.6 million for the six months ending June 30, 1997 and 1996, respectively. The primary reason for the increase in investing activities was the Holset VA acquisition, as described above. The Company's investment in production capacity for new automotive, light truck and diesel engine programs also increased from $9.7 million in 1996 to $17.7 million in 1997. The increase was primarily due to the new program launches occurring in 1997.

Net cash used in investing activities and dividends paid during the six months ended June 30, 1997, exceeded cash flows from operations and net proceeds from borrowings, discussed above, resulting in a reduction of $28 million in cash
and cash equivalents.   The Company believes that cash flows from operations
and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and working capital requirements.

Certain statements in this report may be "forward-looking statements" under the Securities Exchange Act of 1934. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based on current expectations and involve certain risks and uncertainties that could cause the actual results and developments to differ materially from the forward-looking statements. Potential risks and uncertainties include such factors as demand for the Company's products, pricing and other actions taken by competitors, and general economic conditions affecting the markets served by the Company.



                   PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

    Exhibit No.       Description

   3.1      Restated Articles of Incorporation, as amended

  10.3      Amendment to Note Agreement with Travelers Life
            Insurance Company, dated as of May 30, 1997
            (Amendment No. 2 to original Note Agreement Dated as of June 12, 1986 with Aetna Life Insurance Company)

  10.11     Amendment to Note Agreement with Massachusetts
            Mutual Life Insurance Company, dated as of May 30,
            1997 (Amendment No. 1 to original Note Agreement Dated as of August 15, 1991 with Massachusetts Mutual Life
            Insurance Company)

  10.15 $20,000,000 Renewal Term Note Due December 31, 2008, with Comerica Bank, dated as of June 17, 1997

  10.20     $3,230,357.07 Renewal Term Note Due January 25, 2003,
            with Comerica Bank, dated as of June 17, 1997

  10.21 $20,000,000 Renewal Term Note Due February 7, 2005, with Comerica Bank, dated as of June 17, 1997

  10.22     Letter Agreement with Comerica Bank, dated June 17, 1997

  10.24 Credit Agreement (Five Year), dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

  10.25 Credit Agreement (364 Day), dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V.
            and Comerica Bank

  11        Computation of Earnings Per Share

  27        Financial Data Schedule



(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997.

  (i)  April 1, 1997 - Form 8-K relating to the Holset VA acquisition.

  (ii) June 20, 1997 - Form 8-K relating to the Holset VA acquisition.


PAGE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SIMPSON INDUSTRIES, INC.
                                       Registrant

August 11, 1997                        /S/ROY E. PARROTT

                                       Roy E. Parrott
                                       President and Chief
                                       Executive Officer

                        INDEX TO EXHIBITS


    Exhibit No.       Description

   3.1      Restated Articles of Incorporation, as amended

  10.3      Amendment to Note Agreement with Travelers Life
            Insurance Company, dated as of May 30, 1997
            (Amendment No. 2 to original Note Agreement Dated as of June 12, 1986 with Aetna Life Insurance Company)

  10.11     Amendment to Note Agreement with Massachusetts
            Mutual Life Insurance Company, dated as of May 30,
            1997 (Amendment No. 1 to original Note Agreement Dated as of August 15, 1991 with Massachusetts Mutual Life
            Insurance Company)

  10.15 $20,000,000 Renewal Term Note Due December 31, 2008, with Comerica Bank, dated as of June 17, 1997

  10.20     $3,230,357.07 Renewal Term Note Due January 25, 2003,
            with Comerica Bank, dated as of June 17, 1997

  10.21 $20,000,000 Renewal Term Note Due February 7, 2005, with Comerica Bank, dated as of June 17, 1997

  10.22     Letter Agreement with Comerica Bank, dated June 17, 1997

  10.24 Credit Agreement (Five Year), dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

  10.25 Credit Agreement (364 Day), dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V.
            and Comerica Bank

  11        Computation of Earnings Per Share

  27        Financial Data Schedule