Form 10-Q
period 1997-09-30
SIMPSON INDUSTRIES INC
filed 1997-11-13
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended September 30, 1997    Commission File Number   0-6611

                     SIMPSON INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

         Michigan                                  38-1225111
(State or other jurisdiction of         IRS Employer Identification No.)
 incorporation or organization)

     47603 Halyard Drive, Plymouth, Michigan          48170-2429
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

                        Yes  X                 No

At October 31, 1997 there were 18,131,212 outstanding shares of the registrant's common stock, $1.00 par value each.


PAGE

Consolidated Balance Sheets (Unaudited)
(In thousands)
September 30, 1997 and December 31, 1996


                                           Sept. 30  Dec. 31
ASSETS
Current Assets
     Cash and cash equivalents            $  2,787  $ 28,902
     Accounts receivable                    68,302    41,032
     Inventories                            19,690    14,034
     Customer tooling in process             6,274     4,002
     Prepaid expenses and other current
       assets                                6,362     6,256
Total Current Assets                       103,415    94,226

Property, Plant and Equipment
     Cost                                  312,786   278,229
     Less Allowance                        140,307   126,152
Total Property, Plant and Equipment        172,479   152,077
Unallocated Purchase Cost                   38,843         -
Other Assets                                15,315     2,653
                                          $330,052  $248,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes payable                        $    479        -
     Current installment of long-term
          debt                               3,579  $  3,579
     Accounts payable                       34,684    28,455
     Compensation and amounts withheld       9,906    10,203
     Taxes, other than income taxes          2,238     2,597
     Other accrued expenses                 12,805     4,354
Total Current Liabilities                   63,691    49,188

Long-term debt, excluding current
    installment                            121,209    58,643
Accrued Retirement Benefits                 15,058    14,015
Deferred Income Taxes                       13,848    11,118
Shareholders' Equity                       116,246   115,992
                                          $330,052  $248,956

PAGE

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended September 30, 1997 and 1996


                                     Nine Months            Three Months
                                  1997        1996        1997         1996

Net sales                        $328,475    $309,698    $112,327    $ 98,228
Costs and expenses:
  Cost of products sold           295,614     276,130     103,322      89,309
  Administrative and selling        9,538       9,358       3,315       3,159
 Provision for plant closing        8,769           -       8,769           -
                                  313,921     285,488     115,406      92,468
Operating Earnings                 14,554      24,210      (3,079)      5,760
Investment and other income, net      732         851         206         692
Interest expense                   (5,094)     (4,045)     (2,377)     (1,321)
Earnings Before Income Taxes       10,192      21,016      (5,250)      5,131
Income taxes                        3,724       7,645      (1,913)      1,688
Net Earnings                      $ 6,468     $13,371     $(3,337)    $ 3,443

Net Earnings Per Share              $0.36       $0.74      $(0.18)      $0.19

Cash dividends per share            $0.30       $0.30       $0.10       $0.10

Average number of common
  equivalent shares            18,172,233  18,103,242  18,189,835  18,117,073

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Nine Months Ended September 30, 1997 and 1996


                                                 1997             1996
OPERATING ACTIVITIES
Net earnings                                    $ 6,468         $13,371
Depreciation and amortization                    17,032          15,343
Provision for deferred income taxes               2,185             689
Other                                               165             471
Changes in operating assets and liabilities,
   net of effects of acquisition of business    (10,585)           (376)
Cash Provided By Operating Activities            15,265          29,498

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired   (75,407)              -
Capital expenditures                            (22,373)        (15,141)
Proceeds from disposal of property
   and equipment                                    321              97
Cash Used In Investing Activities               (97,459)        (15,044)

FINANCING ACTIVITIES
Cash dividends paid                              (5,439)         (5,424)
Proceeds (repayments) of long-term debt, net     62,577          (1,933)
Cash provided by stock transactions, net              -             243
Cash Provided From (Used In) Financing
  Activities                                     57,116          (7,114)
Effect of foreign currency exchange
  rate changes                                   (1,037)            143
Increase (Decrease)In Cash and
  Cash Equivalents                              (26,115)          7,483
Cash and cash equivalents at beginning
  of period                                      28,902          13,490
Cash and Cash Equivalents at End of Period      $ 2,787         $20,973
Supplemental Disclosures
     Cash paid during the year for:
         Interest                               $ 4,207         $ 4,045
         Income Taxes                             4,662           4,381

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

Goodwill, arising from the acquisition of the Vibration Attenuation division (see below), is amortized on a straight-line basis over 40 years. Specific intangibles are amortized on a straight-line basis over the estimated periods benefited with periods ranging from 5 to 20 years. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The Holset VA Business has operations in the United Kingdom, France, Spain, Mexico, Korea, Brazil, and the United States. The Holset VA Business is also a minority partner in a joint venture in India. Holset VA manufactures rubber and viscous dampers and supplies three main markets including heavy truck, light truck and automotive and industrial.

The acquisition was accounted for as a purchase transaction. The purchase cost of $76.6 million has been allocated to assets acquired and liabilities assumed based upon their preliminary estimated fair values at the acquisition date. The excess of the purchase price over the estimated values for assets and liabilities has been reflected as unallocated purchase cost which is being amortized over 40 years. The final allocation of the purchase costs to assets and liabilities will depend on the final results of appraisals that are not yet complete. Therefore, the final allocation will probably differ from the estimated allocation, possibly by substantial amounts. The preliminary allocation at June 27, 1997 of the $76.6 million purchase cost is summarized as follows:

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

     ________________________________________________________________________

                             Three Months Ended        Nine Months Ended
                            Sept 30      Sept 30    Sept 30         Sept 30
                             1997          1996       1997            1996

     Net sales              125,605      111,345    377,516          358,145
     Net income              (4,150)      (2,866)     6,078           13,531

     Net income per share     $(.23)        $.16      $0.33            $0.75
     ________________________________________________________________________


The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the transactions had occurred prior to the years presented, and is not intended to be a projection of future results or trends.

Note 4.    Debt

On August 1, 1997 the Company issued and sold $35 million of its 7.03% Senior Notes, Series A and $15 million of its 6.96% Senior Notes, Series B. Notes of both series are due August 1, 2012. The proceeds of the Notes were used to pay down and permanently reduce the 364-Day and five-year Credit Agreements discussed below.

In June 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $50 million under a five-year agreement and up to $50 million under a 364-day agreement. In August 1997 these agreements were permanently reduced to $25 million each. At September 30, 1997, borrowings outstanding under the 364-day agreement were $17.5 million at interest rates ranging from 6.32 % to 8.5%. There were no borrowings outstanding under the five-year agreement. The 364-day agreement is classified as long-term based on management's intent to maintain this level of borrowing for a period in excess of one year and the Company's ability to transfer the borrowings to its five-year line.

Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.

Net sales for the third quarter increased 14.4% or $14.1 million over 1996. Year-to-date sales increased 6.1% or $18.8 million over the prior year. The inclusion of the acquisition of the vibration attenuation business ("VA Business")of Holset Engineering Company Limited from Cummins Engine Co., Inc. contributed $13.3 million to the increase in both periods with the remainder coming from new program launches undertaken since the beginning of the year. The increased sales year-to-date reflect strong sales to diesel engine customers and a new wheel-end suspension program that went on line in late 1996 offset by the effects of a decline in auto production and strikes at two key customers.

Cost of products sold as a percent of sales for the third quarter of 1997 compared to the third quarter of 1996 increased to 92.0% from 90.9%. This increase is due to higher launch costs in the third quarter of 1997, non-accruable plant closure costs (as discussed below) and the inclusion of the VA Business which reflects the impact of the traditional August shutdown in France and Spain. Cost of products sold as a percent of sales year-to-date 1997 compared to 1996 increased to 90.0% from 88.9%. In addition to the third quarter events, the year-to-date increase also reflects the recovery of some out-of-period start-up costs recorded in the second quarter of 1996.

Administrative and selling costs remained at approximately 3% of sales for the nine- and three-month periods ending September, 30 1997 and 1996. Interest expense increased $1.1 million and $1.0 million for the three and nine-month periods ending September 30, 1997 respectively, over the same 1996 periods. This increase was due to the additional debt incurred to fund the Holset acquisition.

In July 1997, the Company announced the closing of its Jackson, Michigan manufacturing plant. In September, 1997, the Company announced the closing of its Gladwin, Michigan manufacturing plant. Pre-tax charges of approximately $4.2 and $4.6 million for Jackson and Gladwin plants respectively, were recorded in the third quarter ending September 30, 1997. Non-accruable plant closure costs of $.6 million are included in the third quarter 1997 cost of products sold. It is anticipated that an additional $.6 million of non-accruable plant closure costs will be incurred in the fourth quarter of 1997. These closures are anticipated to provide annualized savings of approximately $5.5 million a year before taxes beginning in 1998.

On August 1, 1997 the Company issued and sold $35 million of its 7.03% Senior Notes, Series A and $15 million of its 6.96% Senior Notes, Series B. Notes of both series are due August 1, 2012. The proceeds of the Notes were used to pay down and permanently reduce the 364-Day and five-year Credit Agreements discussed below.

In June 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $50 million under a five-year agreement and up to $50 million under a 364-day agreement. In August 1997 these agreements were permanently reduced to $25 million each. At September 30, 1997, borrowings outstanding under the 364-day agreement were $17.5 million at interest rates ranging from 6.32 % to 8.5%. There were no borrowings outstanding under the five-year agreement. The 364-day agreement is classified as long-term based on management's intent to maintain this level of borrowing for a period in excess of five years and the Company's ability to transfer the borrowings to its five-year line.

Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin.

Cash flow from operations was $15.3 million for the first nine months of 1997. Net cash used in investing activities was $97.5 million and $15.0 million for the nine months ending September 30, 1997 and 1996, respectively. The primary reason for the increase in investing activities was the Holset VA acquisition which occurred in the second quarter of 1997. The Company's investment in production capacity for new automotive, light truck and diesel engine programs also increased from $15.1 million in 1996 to $22.4 million in 1997. The increase was primarily due to the new program launches occurring in 1997.

Net cash used in investing activities and dividends paid during the nine months ended September 30, 1997, exceeded cash flows from operations and net proceeds from borrowings, discussed above, resulting in a reduction of $26
million in cash and cash equivalents.   The Company believes that cash flows
from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and working capital requirements.

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

       EXHIBIT NO.                   DESCRIPTION

          10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company, Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company

          11            Computation of Earnings Per Share

          27            Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997.

         (i)  July 14, 1997 - Form 8-K relating to the Holset VA acquisition.

        (ii) August 14, 1997 - Form 8-K relating to the Holset VA acquisition (including pro forma financial statements of the business acquired).

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SIMPSON INDUSTRIES, INC.
                              Registrant

                              /S/ ROY E. PARROTT

November 13, 1997             Roy E. Parrott
                              President and Chief Executive Officer

                                INDEX TO EXHIBITS



       EXHIBIT NO.                   DESCRIPTION

          10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company, Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company

          11            Computation of Earnings Per Share

          27            Financial Data Schedule