Form 10-Q/A
period 1997-09-30
SIMPSON INDUSTRIES INC
filed 1997-11-25
CIK 90588

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


PAGE

The registrant hereby amends Item I - Financial Statements of its
Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, to correct a typographical error contained in the Consolidated Statements of Cash Flows in the line item "Proceeds (repayments) of long-term debt, net."


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

PAGE

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended September 30, 1997 and 1996


                                     Nine Months            Three Months
                                  1997        1996        1997         1996

Net sales                        $328,475    $309,698    $112,327    $ 98,228
Costs and expenses:
  Cost of products sold           295,614     276,130     103,322      89,309
  Administrative and selling        9,538       9,358       3,315       3,159
 Provision for plant closing        8,769           -       8,769           -
                                  313,921     285,488     115,406      92,468
Operating Earnings                 14,554      24,210      (3,079)      5,760
Investment and other income, net      732         851         206         692
Interest expense                   (5,094)     (4,045)     (2,377)     (1,321)
Earnings Before Income Taxes       10,192      21,016      (5,250)      5,131
Income taxes                        3,724       7,645      (1,913)      1,688
Net Earnings                      $ 6,468     $13,371     $(3,337)    $ 3,443

Net Earnings Per Share              $0.36       $0.74      $(0.18)      $0.19

Cash dividends per share            $0.30       $0.30       $0.10       $0.10

Average number of common
  equivalent shares            18,172,233  18,103,242  18,189,835  18,117,073

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Nine Months Ended September 30, 1997 and 1996


                                                 1997             1996
OPERATING ACTIVITIES
Net earnings                                    $ 6,468         $13,371
Depreciation and amortization                    17,032          15,343
Provision for deferred income taxes               2,185             689
Other                                               165             471
Changes in operating assets and liabilities,
   net of effects of acquisition of business    (10,585)           (376)
Cash Provided By Operating Activities            15,265          29,498

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired   (75,407)              -
Capital expenditures                            (22,373)        (15,141)
Proceeds from disposal of property
   and equipment                                    321              97
Cash Used In Investing Activities               (97,459)        (15,044)

FINANCING ACTIVITIES
Cash dividends paid                              (5,439)         (5,424)
Proceeds (repayments) of long-term debt, net     62,555          (1,933)
Cash provided by stock transactions, net              -             243
Cash Provided From (Used In) Financing
  Activities                                     57,116          (7,114)
Effect of foreign currency exchange
  rate changes                                   (1,037)            143
Increase (Decrease)In Cash and
  Cash Equivalents                              (26,115)          7,483
Cash and cash equivalents at beginning
  of period                                      28,902          13,490
Cash and Cash Equivalents at End of Period      $ 2,787         $20,973
Supplemental Disclosures
     Cash paid during the year for:
         Interest                               $ 4,207         $ 4,045
         Income Taxes                             4,662           4,381

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


                              SIMPSON INDUSTRIES, INC.
                              Registrant

                              /S/ VINOD M. KHILNANI

November 21, 1997             Vinod M. Khilnani
                              Chief Financial Officer