Form 10-K405
period 1997-12-31
SIMPSON INDUSTRIES INC
filed 1998-03-26
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-K
(X)  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1997

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


Registrant's telephone number, including area code: (734) 207-6200

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 20, 1998, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $226,395,000.

At February 20, 1998, there were outstanding 18,173,582 shares of the registrant's common stock, $1.00 par value each.

Portions of the Proxy Statement for 1998 Annual Meeting of
Shareholders have been incorporated by reference in this Annual
Report on Form 10-K (Part III).

PAGE

                               PART I
Item 1.    BUSINESS

Introduction

Simpson Industries, Inc. (the "Company") was organized under Michigan law in 1945. The Company's executive offices are located in Plymouth, Michigan, and the fifteen plants at which its manufacturing operations are conducted are located in Michigan, Ohio, Indiana, North Carolina, Ontario (Canada), Federal District of Mexico (Mexico), Halifax (United Kingdom), Lyon (France), Barcelona (Spain), Seoul (Korea) and Sao Paulo (Brazil). The Company also has an interest in a joint venture in Pune (India). Reference in this report to the Company includes Simpson Industries, Inc., and its predecessors, divisions and subsidiaries, unless otherwise indicated by the context.

General

On December 8, 1997, by action of the Board of Directors, the Company became subject to the provisions of Chapter 7A of the Michigan Business Corporation Act. Chapter 7A provides, with certain exceptions, that business combinations between a Michigan corporation and an "interested shareholder" generally require the approval of 90% of the votes of each class of stock entitled to be cast by the shareholders of the corporation, and not less than 2/3 of the votes of each class of stock entitled to be cast by the shareholders of the corporation other than voting shares owned by such interested shareholder. An "interested shareholder" is a person directly or indirectly owning 10% or more of the corporation's outstanding voting power, or an affiliate of the corporation who at any time within two years prior to the date in question directly or indirectly owned 10% or more of such voting power.

Principal Products and Markets

The Company manufactures vibration control and other products for automobile, light-truck and diesel engines, air conditioning compressor components, wheel-end and suspension components and assemblies, oil pumps, water pumps and other modular engine assemblies and transmission and driveline components which are machined from castings and forgings. These products are produced principally for original equipment manufacturers of automobiles, light trucks, diesel engines and heavy duty equipment in North America and Europe.

The Company's operations are organized into four management groups --- Noise, Vibration and Harshness Group, Transmission & Chassis Group, Heavy Duty Group and Europe/Asia Group. The Company maintains product design and process development staffs which work with customers' engineers, principally in the design, testing and development of new products, as well as in the on-going refinement of existing products. The Company also conducts its own research and development activities which are separate from the product development activities conducted in cooperation with its customers. The Company expended $3,668,000 in 1997, $2,944,000 in 1996 and
$2,309,000 in 1995 for its research and development.

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

The Company's customers to which sales exceeded 10% of total net sales include General Motors Corporation, Ford Motor Company and Chrysler Corporation. Substantially all of the Company's sales are based on competitive proposals on requests from customers. Sales of all products to General Motors Corporation, Ford Motor Company and Chrysler Corporation during the years ended December 31, 1997, 1996 and 1995 accounted for 60.1%, 63.5%, and 65.1%, respectively, of the Company's total sales during those periods. In recent years, sales to other significant customers, in particular Consolidated Diesel Corporation, Caterpillar Incorporated, Peugeot and Renault have grown in importance as the Company has broadened its customer base and more narrowly focused its product direction. However, the loss of all or a substantial portion of sales to major customers could have a detrimental effect on the Company's business. The Company believes that such a loss is unlikely because the Company's products, which generally have a life of five to ten years, require a substantial initial investment in engineering, equipment and tooling. Moreover, sales to automotive customers consist of a large number of different products as well as different types of the same products, which are sold to separate divisions and operating groups within each customer's organization. These customer operating units generally act independently when making their purchasing decisions.

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

At December 31, 1997, the Company employed 2,355 people on an active basis.

Since most of the Company's machined products are for engines, transmissions and drive trains, they are generally not affected by style changes and their production and delivery continue at a relatively uniform rate. However, the Company's operations are affected by the cyclical nature of the United States and European automobile, light-truck and heavy-duty vehicle markets.

The Company's operations are conducted within one business segment and sales attributable to customers outside the United States from U.S. operations were $63,400,000 in 1997, $57,800,000 in 1996 and
$56,200,000 in 1995.

Item 2. PROPERTIES

The Company's facilities are principally involved in the manufacture of the Company's products and are owned by the Company and its subsidiaries free of encumbrances, with the exception of the facilities located in Korea and Brazil, which are leased by the Company. All of these properties, as well as the related machinery and equipment are considered to be well-maintained, suitable and adequate for their intended purpose. The following table sets forth the location and approximate size of the Company's facilities.

                    PROPERTIES IN ACTIVE USE

                            Approximate      Approximate
       Location              Land Area       Floor Space

Gladwin, Michigan...........  5.0 Acres        71,000 Square Feet
Litchfield, Michigan........ 22.8             230,000
Plymouth, Michigan..........  5.5              68,000
Middleville, Michigan.......  3.5              82,500
Fremont, Indiana............ 13.7              99,000
Bluffton, Indiana........... 12.5             170,000
Edon, Ohio.................. 15.2             134,000
Troy, Ohio.................. 12.2             100,000
Greenville, North Carolina.. 12.6             113,000
Thamesville, Ontario........  6.0              59,000
Lyon, France................  3.8              83,000
Halifax, England............  1.7              54,000
Barcelona, Spain............  2.2              39,000
Iztapalapa, Mexico..........  2.8              86,000
Seoul, Korea ...............  n/a              23,000
Sao Paulo, Brazil ..........  n/a              73,000

TOTAL IN ACTIVE USE         119.5           1,484,500


Item 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK PRICE AND DIVIDEND INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol SMPS.

Stock prices are quoted in the automated quotation system operated by the National Association of Securities Dealers Automated Quotation System. The quarterly range of bid prices per share, as reported by Nasdaq, and the dividends paid thereon during the years ended December 31, 1997 and 1996 are shown in the accompanying table. Such prices may represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1997 there were 4,352 individual shareholders of record of Simpson common stock. Other Simpson common shares outstanding were held in bank, money management, company and brokerage house "nominee" accounts for an estimated 5,500 additional shareholders as beneficial owners.

                      Bid Price Per Share     Dividend
Quarter Ended         High        Low         Paid Per
                                              Share

March 31, 1996        10 1/8     8 3/8         .10
June 30, 1996         10 1/4     8 5/8         .10
September 30, 1996    10 1/2     8 1/2         .10
December 31, 1996     11 1/8     9 1/2         .10
March 31, 1997        11 1/8     9 1/2         .10
June 30, 1997         11 1/4     9 1/8         .10
September 30, 1997    12 3/4    10 1/8         .10
December 31, 1997     12 1/4    10 7/8         .10

PAGE

Item 6.  SELECTED FINANCIAL DATA

Five Year Summary
(Dollar amounts in millions, except per share and per employee)



                         1997         1996        1995         1994        1993

Operating Data
Net sales             $   451.5    $   408.0    $  395.1    $   356.6   $   262.5
Cost of products sold     406.5        365.3       354.4        319.6       234.2
Gross profit               45.0         42.7        40.7         37.0        28.3
 as a % of sales           10.0%        10.5%       10.3%        10.4%       10.8%

Operating earnings
before
provisions for
plant closings        $    30.9    $    29.6    $    28.8   $     26.8  $    19.4
 as a % of sales            6.8%         7.3%         7.3%         7.5%       7.4%

Net earnings          $    10.1(1) $    17.6(2) $    15.3   $     14.4  $     6.4(3)
 as a % of sales            2.2%         4.3%         3.9%         4.0%       2.5%

Net earnings per
 share (diluted)      $     0.55   $     0.97   $      0.85  $     0.80 $     0.36
Dividend per share          0.40         0.40          0.40        0.38       0.37

Weighted average
 shares (millions)         18.1         18.1          18.0        18.1       18.0

At Year End
Working capital       $    36.4    $    45.0    $      40.3  $     31.7 $    34.5

Total assets              341.5        249.0          232.5       207.0     186.8

Long-term debt            118.6         58.6           62.3        50.4      39.0
Shareholders' equity      117.9        116.0          105.1        98.0      91.5
Book value per share        6.50         6.42           5.84        5.47      5.12
%Debt/equity              101%          51%            59%         51%       43%
%Debt/total capital        51           35             38          35        31

Additional Statistics
New program launches       13            6             10          23        20
Content per N.A.
 light vehicle        $    22      $    22      $      22     $    20     $  16

EBITDA (4)                 54.3(5)      50.1           47.7        43.1      33.6

Depreciation and
 amortization expense      23.4         20.5           18.9        16.3      14.2

Capital investment         29.0         26.3           31.5        38.2      37.5
% return on average
  equity                    8.6%        15.9%          15.1%       15.2%      7.0%

Sales per employee    $ 197,687    $ 190,654    $    186,706   $ 182,240   $163,034
Operating earnings
 per employee            13,537(5)    13,832           13,594     13,704     12,041
Number of employees,
 year end                 2,355        2,115            2,050      2,135      1,768

Stock Activity
Price Range               9 1/8 -     8 3/8 -          8 -        7 7/8 -   10 1/2 -
                         12 3/4      11 1/8           12 1/8     15 21/32   14 21/32

Price at year end        11 3/4      10 57/64          9          9 1/4     14 3/32


(1) Includes $5.7 million for provision for net plant closing costs.
(2)  Includes $1.1 million for federal tax credits.
(3)  Includes $3 million net charge for accounting changes.
(4) EBITDA includes operating income plus depreciation and amortization.
(5)  Before provision for plant closings of $8.8 million.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Overview

Simpson Industries acquired the Vibration Attenuation Business of Holset Engineering Company, Ltd. from Cummins Engine Company, in June of 1997, for an aggregate purchase price, net of cash acquired, of $75,393,000. The acquisition of the Vibration Attenuation (VA) Business was accounted for as a purchase, and the results of the VA business have been included in the accompanying consolidated statements of the Company since the date of acquisition.

This acquisition offers the Company the best potential to build on our North American leadership position in Noise, Vibration and Harshness products. It will add European-, Asian-, and South American-based capabilities and expand our customer base and technological processes. This acquisition also extends our product line to include viscous dampers for larger diesel engines, increasing our available product offerings to our North American customers and provides a manufacturing infrastructure for all our products.

The acquisition of VA provided 67.6% of the revenue growth in 1997 over 1996.

Results of Operations

The following table summarizes the Company's results of operations as a percentage of net sales for the years 1995 through 1997 ending December 31.

                              1997         1996       1995
Net sales                    100.0%       100.0%     100.0%
Cost of products sold         90.0         89.5       89.7
Administrative and selling     2.9          3.2        3.0
Amortization                    .2          --         --
Plant closing costs            1.9          --         --
Operating income               5.0          7.3        7.3
Investment and other
   income, net                 (.1)         (.3)       (.3)
Interest expense               1.7          1.3        1.4
Earnings before income taxes   3.4          6.3        6.2
Income taxes                   1.2          2.0        2.3
Net earnings                   2.2%         4.3%       3.9%


1997 Compared to 1996

The Company's net sales reached a new record level in 1997 at $451,518,000, 11% over the previous record of $407,999,000 set in 1996. The increase in sales was due largely to revenues from the Company's recent acquisition along with internal growth stemming from new program launches. North American light vehicle production was up 3% from 1996 fueled by growth in the light truck segments. The Company continued to see strong shipments in its mid-range and heavy-duty diesel engine products to CDC, Detroit Diesel and Mack Truck.

During 1997 the Company announced the consolidation of its Jackson and Gladwin, Michigan plants with other North American operations and recorded a provision for plant closing costs of $8,769,000 against earnings. These closures are anticipated to provide annualized savings of approximately $5,500,000 a year before taxes beginning in 1998. Cost of products sold as a percent of sales for 1997 was 90.0% as compared to 89.5%. This increase was due to higher start-up costs with thirteen new programs launched in 1997 versus six in 1996 and additional equipment moving and consolidation expenses not allowed to be included with the aforementioned provision for plant closing costs. Administrative and selling expenses decreased as a percentage of sales from 3.2% in 1996 to 2.9% in 1997 due to better control over expenses and leverage from increased sales volume. Lastly, the Company incurred expenses for amortization of goodwill and intangibles from the acquisition over the last half of the year. Operating earnings, excluding the provision for the plant closings, reached $30,919,000 in 1997, $1,346,000 or 4.6%
higher than 1996.

Investment and other income was $524,000 in 1997, down $901,000 from 1996, primarily due to lower average invested cash balances.
Interest expense increased $2,097,000 as a result of additional debt incurred to fund the VA acquisition.

Income tax expense for 1997 reflects an effective rate of 33.8% compared to 31.3% for 1996. 1996 benefited from federal tax credits totaling $1,100,000 relating to prior years.

1996 Compared to 1995


Net sales for 1996, at $407,999,000 were 3% above the $395,069,000 level of 1995. The major reason for the sales increase from 1995 was the volume on several significant new products in addition to an increase in production for medium-duty engines. This was offset by automobile production being down at the Big Three by 6% from 1995, primarily due to the work stoppages at GM in the first and fourth calendar quarters.

Operating earnings increased 2.8% from $28,764,000 to $29,573,000 for 1996. The operating margin, at 7.3% remained comparable to 1995 as our Mexican operation was profitable all year and we experienced improvements in certain key operations. This was offset by the effect of the work stoppages and lower passenger car and heavy-duty diesel engine production levels at customers.

Investment and other income was $1,425,000 in 1996, up $278,000 from 1995, due to higher average invested balances and interest on tax refunds. Interest expense decreased $160,000 from 1995 as a result of lower average debt balances.

Income tax expense for 1996 represented an effective rate of 31.3% compared to 37.3% for 1995, which was lower due to the recognition of federal tax credits totaling $1,100,000 relating to prior years.

Liquidity and Capital Resources

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions.
Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash generated from operations was $30,115,000 in 1997 compared to $50,794,000 in 1996 and $35,781,000 in 1995. The cash flows were primarily provided from earnings and depreciation expense and in 1997 decreased because of increased working capital needs.

At December 31, 1997, working capital was $36,366,000, compared to $45,038,000 at December 31, 1996. The decrease in working capital was primarily attributable to lower cash balances which were utilized to fund the acquisition.

During 1997 the Company invested $28,977,000 in capital equipment and plant expansions compared to $26,296,000 in 1996. Capital expenditures for 1998 are expected to approximate $28 million and will principally support new business and infrastructure enhancements both domestically and internationally.

The Company has paid uninterrupted cash dividends each year since becoming publicly-owned in 1972. Dividends paid in 1997 were $7,252,000 compared to $7,229,000 in 1996 and $7,192,000 in 1995.
The dividend rate for all three years was $ .40 per share.

In June 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $100 million which in August 1997 were permanently reduced to $50 million. At December 31, 1997, borrowings outstanding under the agreements were $15
million at an interest rate of 6.4%.   The borrowings  are
classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year. The Company has letters of credit committed of $1,052,000 under these facilities. At December 31, 1997 the Company has $34 million of the $50 million revolving credit facilities available.

In August 1997, the Company issued and sold $35 million of its 7.03% unsecured Senior Notes, Series A and $15 million of its 6.96% unsecured Senior Notes, Series B. Notes of both series are due August 1, 2012. Prepayment of $1,500,000 of higher-cost debt was made in 1997.

The Company maintains unsecured short-term credit lines with banks under which it may borrow $12,597,000, of which $500,000 was committed as letters of credit at December 31, 1997. The Company had no short-term borrowings at December 31, 1997.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional significant acquisitions.

The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from cash generated from operations, borrowings under the revolving credit agreements or, if feasible and attractive, issuance of long-term debt or additional Common Stock.

Impact of Inflation

The Company does not expect that it will be significantly affected by inflation in 1998.

Impact of FASB Statements

The Company has not yet adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" or Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information", which become effective in 1998. As both statements are disclosure requirements neither statement will have a material effect upon future financial statements.

"Safe Harbor" Provisions

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in demand for the Company's product, and (iii) other actions taken by the Company. The Company does not intend to update these forward-looking statements.

PAGE

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements Of Operations

(In thousands, except per share amounts)

                                 Year Ended December 31
                               1997       1996       1995

Net sales                    $451,518   $407,999   $395,069

Costs and expenses:
 Cost of products sold        406,513    365,253    354,436
 Administrative and selling    13,152     13,173     11,869
 Amortization of intangible
    assets                        934       --         --
 Provision for plant closings   8,769       --         --
                              429,368    378,426    366,305
Operating Earnings             22,150     29,573     28,764
Investment and other
  income, net                     524      1,425      1,147
Interest expense               (7,451)    (5,354)    (5,514)

Earnings Before Income Taxes   15,223     25,644     24,397
Income taxes                    5,144      8,037      9,095

Net Earnings                $  10,079  $  17,607  $  15,302
Basic Earnings Per Share    $     .56  $     .97  $     .85
Diluted Earnings Per Share  $     .55  $     .97  $     .85

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows

(In thousands)                     Year Ended December 31
                                1997      1996       1995

OPERATING ACTIVITIES
Net earnings                 $ 10,079  $  17,607  $  15,302
Adjustments to reconcile
 net earnings to cash
 provided by operating
 activities:
  Depreciation and
   amortization                23,427     20,497     18,921
  Provision for plant
   closings                     6,424       --         --
  Provision for deferred
   income taxes                  (828)      (102)     1,234
  Amortization of restricted
   stock                          356        363        330
  Loss (gain) on disposition
   of assets                      249        217       (113)
  Changes in operating
  assets and liabilities:
     Accounts receivable      (12,118)     6,186        985
     Inventories               (2,466)    (1,153)    (1,660)
     Other assets              (6,381)      (655)    (4,052)
     Accounts payable and
       accrued expenses        11,373      7,834      4,834
     Cash Provided by
       Operating Activities    30,115     50,794     35,781

INVESTING ACTIVITIES
Acquisition of business,
 net of cash acquired         (75,293)       --        --
Sale of marketable securities    --          --       2,491
Capital expenditures          (28,977)   (26,296)   (31,510)
Proceeds from disposal of
 property and equipment         2,105        171      1,069
      Cash Used in Investing
      Activities             (102,165)   (26,125)   (27,950)

FINANCING ACTIVITIES
Cash dividends paid            (7,252)    (7,229)    (7,192)
Principal repayments of
  long-term debt              (55,079)    (2,078)   (12,250)
Proceeds from long-term
  borrowings                  115,000        --      24,050
Cash provided by stock
  transactions, net              --          243         42
     Cash (Used in) Provided
     by Financing Activities   52,669     (9,064)     4,650

Effect of foreign currency
  exchange rate changes        (1,286)      (193)    (1,312)

     Increase (Decrease) In
     Cash and Cash Equivalents(20,667)    15,412     11,169

Cash and cash equivalents
 at beginning of year          28,902     13,490      2,321

Cash and Cash Equivalents
 at End of Year              $  8,235   $ 28,902   $ 13,490

Supplemental Disclosures:
  Cash paid during the
  year for:
         Interest           $   5,625   $  5,354   $  5,514
         Income Taxes           8,538      7,995      7,650


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                       December 31
                                   1997           1996

ASSETS
Current Assets
  Cash and cash equivalents     $    8,235     $   28,902
  Accounts receivable               66,055         41,032
  Inventories                       19,827         14,034
  Customer tooling in process        7,888          4,002
  Prepaid expenses and other
    current assets                  12,689          6,256
Total Current Assets               114,694         94,226

Property, Plant and Equipment,
 at cost
     Land                            4,867          3,116
     Buildings and improvements     55,536         49,058
     Machinery and equipment       253,096        226,055
                                   313,499        278,229
     Less accumulated depreciation 139,353        126,152
Net Property, Plant and
 Equipment                         174,146        152,077
Intangible Assets - net             49,951           --
Other Assets                         2,757          2,653
                                  $341,548      $ 248,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current installments of
    long-term debt                $  3,579      $   3,579
   Accounts payable                 45,803         28,455
   Compensation and amounts
     withheld                       11,350         10,203
   Taxes, other than income taxes    3,072          2,597
   Other current liabilities        14,524          4,354
Total Current Liabilities           78,328         49,188

Long-Term Debt, excluding
  current installments             118,564         58,643
Accrued Retirement Benefits
  and Other                         14,663         14,015
Deferred Income Taxes               12,121         11,118
Shareholders' Equity
  Common stock,
  par value $1 per share:
   Authorized - 55,000,000 shares
   Outstanding - 18,129,202 shares
         (1996 - 18,080,002 shares) 18,129         18,080
  Additional paid-in capital        24,792         24,366
  Retained earnings                 82,101         79,274
  Unamortized value of
    restricted stock                (2,147)        (2,028)
  Cumulative foreign currency
    translation adjustments         (4,978)        (3,692)
  Excess pension cost                  (25)            (8)
Total Shareholders' Equity         117,872        115,992

                                  $341,548       $248,956

See accompanying notes to consolidated financial statements.


Consolidated Statements Of Shareholders' Equity

(In thousands, except share and per share amounts)

                                                                          Cumulative
                                                              Unamortized Foreign
                                         Additional           Value Of    Currency      Excess
                              Common     Paid-In    Retained  Restricted  Translation   Pension
                              Stock      Capital    Earnings  Stock       Adjustments   Cost     Total

Balance at January 1, 1995      $17,929   $23,201   $60,786   $(1,690)    $(2,187)      $ --     $ 98,039
 Net earnings for 1995                               15,302                                        15,302
  Cash dividends - $.40 per share                    (7,192)                                       (7,192)
  Exercise of stock options, net      7        35                                                      42
  Restricted stock awards, net       45       410                (455)                               ---
  Amortization of restricted stock                                330                                 330
  Translation adjustment
    for the year                                                           (1,312)                 (1,312)
  Excess pension cost adjustment                                                          (132)      (132)

Balance at December 31, 1995      7,981    23,646    68,896    (1,815)     (3,499)        (132)   105,077
  Net earnings for 1996                              17,607                                        17,607
  Cash dividends - $.40 per share                    (7,229)                                       (7,229)
  Exercise of stock options, net     35       208                                                     243
  Restricted stock awards, net       64       512                (576)                                ---
  Amortization of restricted stock                                363                                 363
  Translation adjustment
     for the year                                                            (193)                   (193)
  Excess pension cost adjustment                                                           124        124

Balance at December 31, 1996     18,080    24,366    79,274    (2,028)     (3,692)          (8)   115,992
  Net earnings for 1997                              10,079                                        10,079
  Cash dividends - $.40 per share                    (7,252)                                       (7,252)
  Restricted stock awards, net       49       426                (475)                               ---
  Amortization of restricted stock                                356                                 356
  Translation adjustment
     for the year                                                          (1,286)                 (1,286)
Excess pension cost adjustment                                                           (17)         (17)
Balance at December 31, 1997    $18,129   $24,792   $82,101   $(2,147)    $(4,978)      $(25)    $117,872


See accompanying notes to consolidated financial statements.

PAGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Significant Accounting Policies

Description of the Business: The Company is a supplier of precision-machined powertrain and chassis products to the global automotive and heavy-duty diesel engine markets, supplying in excess of 700 different components and assemblies to original equipment manufacturers located principally in North America and Europe.

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

Financial Instruments: Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At December 31, 1997, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in Note F.

Inventories: Inventories are stated at the lower of cost or market. Costs are determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out
(FIFO) method for foreign inventories.

Depreciation: Depreciation is computed using the straight-line method at annual rates which are sufficient to amortize the cost over the estimated useful lives.

Amortization: Cost in excess of fair-market value of net assets acquired (goodwill), arising from the acquisition of the Vibration Attenuation division (see Note B), is amortized on a straight-line basis over 40 years. Specific intangibles including a supply, a non-compete and various license agreements and various patents are amortized on a straight-line basis over the estimated periods benefited with periods ranging from 2.5 to 40 years. The carrying value of intangible assets is to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized when the expected undiscounted future operating cash flow derived from such intangible assets is less than their carrying value. The Company believes that no impairment exists at December 31, 1997.

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

Net Earnings Per Share: Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share." Basic earnings per share are computed based upon the weighted average shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to common stock equivalents (stock options) outstanding during the year. All prior periods have been restated.

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

Note B -- Holset VA Acquisition
On June 27, 1997, the Company, through a wholly owned subsidiary, purchased the Vibration Attenuation division of Holset Engineering Company Limited ("VA Business") from Cummins Engine Company. The aggregate purchase cost for the acquisition of the VA Business was $76.4 million. Funds for the VA Business acquisition, net of cash received, were provided by cash and borrowings of $60 million.

The VA Business has operations in the United Kingdom, France, Spain, Mexico, Korea, Brazil and the United States. The VA Business is also a minority partner in a joint venture in India. The VA Business manufactures rubber and viscous dampers and supplies three main markets including heavy truck, light truck and automotive and industrial.

The acquisition was accounted for as a purchase transaction and accordingly, the results of the VA Business' operations are included in the consolidated financial statements since the date of acquisition. The purchase cost of $76.4 million has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the purchase price over net assets acquired (goodwill) approximated $38.7 million and is being amortized over 40 years. The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the VA Business acquisition and (ii) the completion of the new credit agreements (Note F) as if the transactions had occurred as of January 1 of each year presented (in thousands, except per share data).

                        (Unaudited)           (Unaudited)
                     Three Months Ended   Twelve Months Ended
                     Dec 31     Dec 31     Dec 31     Dec 31
                      1997       1996       1997       1996

Net sales           $123,043   $114,653   $487,505   $472,798
Net income             3,611      4,799      8,496     18,330

Net earnings per share:
  Basic             $    .20   $    .27   $    .47   $   1.01
  Diluted           $    .20   $    .26   $    .47   $   1.01


The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the transactions had occurred at the beginning of the periods presented, and is not intended to be a projection of future results or trends.

Note C -- Provision for Plant Closings

In the third quarter of 1997, in connection with management's efforts to reduce costs and improve operating efficiencies, the Company recorded a provision for plant closings of approximately $8.8 million. The principal actions in the plant closing plan involve the closure of two manufacturing facilities. This plan is expected to result in the elimination of approximately 300 positions. Approximately 200 of these terminations had occurred as of December 31, 1997. The shut-down of one facility was completed during 1997 and the shut-down of the remaining facility is expected to be completed during the second quarter of 1998.

The major components of the plant closing charge are as follows:

(In thousands)

Severance and related costs                    $4,965
Write-down of property, plant and equipment     2,191
Other                                           1,613
  Total Provision for Plant Closings           $8,769

These charges were recorded in the appropriate period in accordance with the requirements of Emerging Issues Task Force
Pronouncement 94-3. At December 31, 1997, approximately $5.7 million of accruals are available for remaining costs.

Note D -- Inventories

The components of inventories are summarized as follows:

(In thousands)                         1997      1996

Finished and in-process products     $11,294   $  9,881
Raw materials                          8,533      4,153
                                     $19,827    $14,034


The LIFO inventories comprise approximately 84% and 94% of total inventories at December 31, 1997 and 1996, respectively.

The replacement cost of inventories exceeded the balance sheet carrying amounts by approximately $5,900,000 and $5,600,000 at December 31, 1997 and 1996, respectively.

Note E -- Intangible Assets

At December 31, 1997 intangible assets consisted of the following:

Goodwill                            $38,728
Supply, non-compete, and license
  agreements and various patents     12,200
                                     50,928
Less accumulated amortization           977
Net Intangible Assets                49,951

Note F -- Debt

Long-term debt at December 31 consisted of the following obligations:

(In thousands)                     1997        1996

8.8% Note payable due 1999    $    2,250     $  3,750
9.98% Note payable due 2005       12,000       15,000
6.75% Bank term note due 2008     20,000       20,000
8.45% Bank term note due 2005     20,000       20,000
8.82% Bank term note due 2003      2,893        3,472
7.03% Series A Notes              35,000         ---
6.96% Series B Notes              15,000         ---
Revolving Credit Agreement        15,000         ---

                                 122,143      62,222
Less current installments          3,579       3,579
Long-term debt, excluding
 current installments           $118,564     $58,643

As of December 31, 1997, the estimated fair value of long-term debt, discounted at current interest rates, was $131,000,000.

In June 1997, the Company entered into revolving credit agreements to allow for borrowings of up to $50 million under a five-year agreement and up to $50 million under a 364-day agreement. In August 1997, these agreements were permanently reduced to $ 25 million each. Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin. At December 31, 1997, the outstanding borrowings under these agreements are at an interest rate of approximately 6.4% and there was $1,052,000 committed as letters of credit.

On August 1, 1997 the Company issued and sold $35 million of its 7.03% Senior Notes, Series A and $15 million of its 6.96% Senior Notes, Series B. Notes of both series are due August 1, 2012. The proceeds of the Notes were used to pay down and permanently reduce the 364-Day and five-year Revolving Credit Agreements.

Under the terms of its loan agreements, the Company is subject to restrictions concerning additional borrowings and maintenance of minimum net worth. At December 31, 1997, under the most restrictive covenant retained earnings of approximately
$18,358,000 were unrestricted. The Company was in compliance with all such covenants at December 31, 1997.

The Company also has uncommitted short-term credit lines with banks under which it may borrow up to $12,597,000, of which $500,000 was committed as letters of credit at December 31,1997. The contract amount of the letters of credit approximate their fair value. The lines do not have termination dates, but are reviewed periodically. No compensating balances are required by any of the loan agreements.

Principal maturities of long-term debt during the four years following 1998 are as follows: 1999 - $4,829,000; 2000 -
$6,079,000; 2001 - $8,079,000; and 2002 - $24,442,000.

Note G -- Income Taxes
The components of earnings before income taxes were as follows:

(In thousands)                 1997    1996      1995

Domestic                    $  9,963  $23,047   $21,772
Foreign                        5,260    2,597     2,625
                             $15,223  $25,644   $24,397


The provisions for income tax expense were as follows:

(In thousands)                 1997      1996       1995

Current:
  Federal                     $4,976    $ 6,730    $  6,439
  Foreign                        691        822       1,109
  State                          305        587         313
                               5,972      8,139       7,861
Deferred:
  Federal                     (1,647)        66       1,078
  Foreign                        947       (330)         73
  State                         (128)       162          83
                                (828)      (102)      1,234
                              $5,144    $ 8,037    $  9,095

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes follows:

(In thousands)                  1997      1996       1995

Income taxes at federal
  statutory rate               $5,235   $  8,975   $ 8,539
State income tax, net of
  federal benefit                 116        487       257
Foreign operating loss             84       (310)      196
Federal tax credits              (100)    (1,100)       --
Differences between domestic and
  effective foreign tax rates    (254)      (107)       67
Other, net                         63         92        36
                               $5,144    $ 8,037   $ 9,095


The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31 are as follows:
                             1997                 1996
                      Deferred  Deferred   Deferred   Deferred
                        Tax       Tax        Tax        Tax
(In thousands)         Assets  Liabilities  Assets   Liabilities
Plant and
  equipment           $   --    $17,133    $   --     $15,880
Accrued
  retirement benefits    5,398      --        4,412      --
Other accrued expenses   4,028      --        2,948      --

Foreign net operating
  loss carryforward        468       --         390      --
Federal tax credits      1,066       --       1,066      --
Other items                530       929        391       804
                        11,490    18,062      9,207    16,684
Valuation allowance       (468)      --        (390)     --
                       $11,022   $18,062    $ 8,817   $16,684


As of December 31,1997, the Company has unrecognized foreign net operating loss carryforwards of approximately $1,400,000 that begin expiring in 2003.

Deferred income tax assets of $5,081,000 and $3,251,000 are included in other current assets at December 31, 1997, and 1996, respectively.

Note H -- Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all employees, subject to eligibility requirements. Benefits are based upon a percentage of compensation or monthly rates times years of service. Plan assets are held by a trustee and invested in marketable debt and equity securities and short-term investments. Benefits for certain employees are provided through multi-employer defined benefit plans. The Company also has an unfunded supplemental executive retirement plan for senior management with benefits based on compensation and years of service. Contributions to pension plans are sufficient to provide for both current service costs and amortization of past service costs over a reasonable period.

Net pension expense for 1997, 1996 and 1995 included the following components:

                               1997    1996      1995
Assumptions used were:
  Discount rate                 8%     7.75%      8.5%
  Rate of increase in
  compensation levels           5%     5%          5%
  Expected annual long-term
  rate of return on assets     10%     9%          9%


(In thousands)                 1997    1996       1995
Benefits earned during
  the year                   $2,210   $ 2,114    $1,548
Interest cost on projected
  benefit obligation          2,613     2,307     2,142
Actual return on assets      (2,174)   (3,046)   (2,591)
Net amortization and deferral    62     1,391       804
Multi-employer plans            510       544       574
                             $3,221   $ 3,310    $2,477

The following table sets forth the plan's funded status at September 30:

                               1997     1996
Assumptions used were the
same as above, except:

Discount rate                  7.5%     8%
Rate of increase in
compensation levels            4.5%



                                      Plans in Which       Plans in Which
                                     Assets    Accum.     Assets    Accum.
                                     Exceed    Benefits   Exceed    Benefits
                                     Accum.    Exceed     Accum.    Exceed
                                     Benefits  Assets     Benefits  Assets
Actuarial present value of:
  Vested benefit obligation          $22,033   $ 3,773   $  6,849  $ 15,561
  Accumulated benefit obligation     $25,061   $ 4,475   $  7,640  $ 16,821
       Projected benefit obligation  $32,431   $ 6,040   $ 10,360  $ 22,146
Plan assets at fair value             26,237     2,692      9,181    14,468
Deficiency of assets under
 projected benefit obligation         (6,194)   (3,348)    (1,179)   (7,678)
Unrecognized net loss                  3,612       451        235     3,180
Unrecognized net asset                  (824)      501       (309)      (46)
Unrecognized prior service cost          846       351        527       482
Additional minimum liability             --       (232)        --      (290)
Accrued pension liability included
  in the balance sheets             $ (2,560)  $(2,277)  $   (726) $ (4,352)


The Company has recorded an additional minimum liability at December 31, 1997 and 1996, representing the excess of the unfunded accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost. Certain employees participate in Company-sponsored 401(k) savings plans. Under the plans, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. Contributions approximated $1,330,000, $1,490,000 and $1,340,000 in 1997, 1996 and 1995, respectively.

Note I -- Retiree Medical Benefits

The Company provides medical benefits to certain retired employees, their covered dependents, and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Certain medical plans are contributory and other medical plans are noncontributory.

The retiree medical benefit cost for 1997, 1996 and 1995 consisted of the following:

                                   1997      1996      1995

Assumed discount rate                8%      7.75%     8.5%

(In thousands)
Benefits earned during the year  $  598     $   612   $   464
Interest cost on accumulated
  retiree medical benefits          759         693       770
Net amortization                      3           5        12
                                 $1,360     $ 1,310   $ 1,246


The Company's retiree medical benefits are not funded. The following table presents the actuarial present value of the obligation at September 30 reconciled with amounts recognized in the balance sheet:

                                   1997           1996

Assumed discount rate              7.5%             8%

(In thousands)
Accumulated retiree
medical benefits obligation:
  Retirees                       $  3,699       $  2,924
  Fully-eligible, active
     plan participants              1,134          1,390
  Other active employees            5,744          5,387
                                   10,577          9,701
Unrecognized net gain (loss)         (344)           612
Unamortized prior service cost        (60)           (69)
                                  $10,173        $10,244

Other actuarial assumptions used for the Company's retiree health care plans include:

(Dollars in thousands)              1997       1996        1995

Medical cost trend rate (a)         7.5%         8%         11%
Effect of a 1% point increase
  in the medical cost trend rate
  on the accumulated retiree
       medical benefit obligation  $1,946     $ 1,574      1,761
Effect of a 1% point increase in
  the medical cost trend rate on
  the aggregate of the service
  and interest cost                $  336     $   270     $  245


(a) Beginning in 1996, the medical cost trend rate was assumed to be 8% and to decrease .5% per year to 5.5% in 2001 and remaining at that level thereafter. In 1995, the medical cost trend rate was set at 11% and assumed to decrease 1% per year to 6% in 2000 and remaining at that level thereafter.

During 1997, the Company reduced its obligation for retiree medical benefits by $770,000 related to the closing of two plants.

Note J -- Long-Term Incentive Plans

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

Options granted have varying exercise dates within five years after grant date and generally expire after ten years. At December 31, 1997 there were 1,361,940 of common stock reserved for issuance under the plans of which 830,550 are available for future grants.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for the stock options granted in 1997 or 1996. Had compensation cost for these options been determined on the basis of fair value pursuant to SFAS No. 123, The Company's pro forma net income and earnings per share would have been as indicated below:

                                  1997     1996

  Net income     As reported    $10,079   $17,607
                 Pro forma      $ 9,874   $17,413
  Basic Earnings
  per share      As reported    $   .56   $   .97
                 Pro forma      $   .54   $   .96

  Diluted earnings
  per share      As reported    $   .55   $   .97
                 Pro forma      $   .54   $   .96

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 3.8% for both years; expected volatility of 37% and 40%; risk-free interest rates of 6.5% and 6.1%; and an expected life of 7.0 and 6.8 years.

Incentive plan activity is summarized as follows:

                               Stock Option Plans
                                   Weighted
                         Option    Average         Restricted
                         Shares    Exercise Price  Shares
1996:
  Outstanding
       January 1, 1996   392,645      $ 9.27        185,591
  Granted/awarded        107,240        9.24         74,980
  Exercised              (37,050)       5.61            --
  Restrictions lapsed        --          --         (34,726)
  Canceled/forfeited     (20,720)      12.11        (11,502)
  Outstanding            442,115        9.44        214,343
  Exercisable            226,143                       --
  Weighted-average
  fair value of options
  granted during
  the year               $  9.25


1997:
  Granted/awarded        100,760       $9.76         64,020
  Exercised               (1,485)       6.67            --
  Restrictions lapsed       --           --         (33,039)
  Canceled/forfeited     (10,000)       9.94        (14,986)
  Outstanding            531,390        9.50        230,338
  Exercisable            287,774                        --
  Weighted-average
   fair value of options
   granted during
   the year             $   9.76


Note K -- Shareholder Rights Plan

In 1997, the Company adopted a new Shareholder Rights Plan with substantially the same terms as the prior shareholder rights plan which expired in 1997. The Plan is designed to discourage partial or two-tier tender offers which could result in unequal treatment of shareholders. Under the Plan, the right to purchase one share of common stock was distributed for each outstanding share of the Company's common stock. The Plan provides that the Rights become exercisable if a person or group acquires, in a transaction not approved by the Board of Directors, 20% or more of the Company's common stock or commences a tender or exchange offer which would result in a person or group acquiring 20% or more of the Company's common stock. In addition, the Plan permits the Board of Directors to declare a person or group owning 10% or more of the Company's common stock an "Adverse Person," under certain circumstances, which also causes the Rights to become exercisable.

When exercisable, each Right entitles shareholders to purchase one share of the Company's common stock at a specified exercise price. The Company will be entitled to redeem the Rights at $.005 per Right until a person or group has been declared an "Adverse Person" or the close of business on the tenth business day after a public announcement that a 20% position has been acquired. If a 20% position is acquired, a person or group is declared an "Adverse Person," the Company is acquired or certain other events occur after the Rights become exercisable, each Right will entitle its holder to purchase, for the exercise price, a number of the Company's or acquiring company's common shares having a market value of twice the exercise price. Rights were issued in 1997 to shareholders and will be attached to each share issued thereafter until the Rights become exercisable, expire or are redeemed. Rights expire May 9, 2007, unless extended by the Board of Directors.

Note L -- Earnings Per Share

In thousands, except per share amounts

                              1997       1996      1995

Net earnings applicable to
  common stock and common
  stock equivalents          $10,079    $17,607   $15,302

Basic Earnings per Share

Weighted average shares
outstanding                   18,123     18,067    17,971
Earnings Per Share           $   .56    $   .97   $   .85

Diluted Earnings per Share

Weighted average shares
outstanding                   18,123     18,067    17,971
Net effect of dilutive
stock options                     79         48        70
                              18,202     18,115    18,041
Earnings Per Share           $   .55    $   .97   $   .85



Options to purchase 43,020, 75,480 and 52,740 shares of common stock were outstanding during 1997 through 1995 respectively, at prices ranging from $11.00 to $14.67. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note M -- Geographic Areas and Major Customers

The Company operated entirely in North America prior to 1997. With the acquisition of the Holset VA business during 1997, the Company expanded its operations to Europe. The Company's geographic data for the year ended December 31, 1997 is as follows:

(In thousands)

Revenue:
  North America      $425,466
  Europe               30,401
  Eliminations         (4,349)
       Total         $451,518

Operating income
  North America      $ 20,705
  Europe                1,445
  Eliminations
       Total         $ 22,150
Identifiable Assets
  North America      $256,300
  Europe               87,335
  Eliminations         (2,087)
       Total         $341,548

Sales between geographic areas are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing authorities.

The Company's operations are conducted within one business segment. Export sales to customers from the United States were $63,409,000.

Net sales to major customers were:

(In thousands)                   1997     1996        1995

General Motors Corporation    $126,500  $108,800    $109,200
Ford Motor Company              88,500    86,700      92,900
Chrysler Corporation            56,500    63,400      55,000
Consolidated Diesel Company
  and its parent companies,
  Cummins Engine Company
  Inc. and Case Corporation     47,000    38,800      36,500
Caterpillar Inc.                36,100    35,900      25,900

Aggregate receivables for these customers at December 31, 1997 and 1996 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales.

Note N -- Commitments and Contingencies

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

Independent Auditors' Report

The Board of Directors and Shareholders
Simpson Industries, Inc.

We have audited the accompanying consolidated balance sheets of Simpson Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Industries, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Detroit, Michigan
January 27, 1998

Summary of Quarterly Results of Operations
(In thousands, except per share amounts)


                                    Quarter Ended
                      Mar.31    Jun.30      Sep.30      Dec.31

1997
Net sales           $105,874  $110,274    $112,327     $123,043
Gross profit          10,816      13,040     9,472       11,677
Net earnings           4,387       5,418    (3,337)       3,611
Net earnings per share
  Basic                  .24         .30      (.18)         .20
  Diluted                .24         .30      (.18)         .20


1996
Net sales           $101,421    $110,049  $ 98,228     $ 98,301
Gross profit          10,383      14,266     8,919        9,178
Net earnings           3,957       5,971     3,443        4,236
Net earnings per share
  Basic                  .22         .33       .19          .23
  Diluted                .22         .33       .19          .23

Net earnings for the quarter ended September 30, 1997 were decreased by $5,700 ($.31 per share for both basic and diluted) for the provision for plant closing.

Net earnings for the quarter ended December 31, 1996 were increased by $1,100 ($.06 per share for both basic and diluted) from federal tax credits.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                             PART III

The information called for by the items within this part is included in the Company's Proxy Statement for the 1998 Annual
Meeting of Shareholder's, and is incorporated herein by reference, as follows:

                                               Pages in 1998
                                               Proxy Statement

Item 10. Directors and Executive Officers
of the Company                                     1-3,13
(includes information set forth in the
1998 Proxy Statement under "Further Information
 - Compliance with Section 16(a) of the
 Exchange Act")

Item 11. Executive Compensation                     5-11

Item 12. Security Ownership of Certain
Beneficial Owners and Management                     12

Item 13. Certain Relationships and Related
Transactions                                         N/A

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) (1) The Consolidated financial statements of the Company and its subsidiaries, included in Item 8 herein by reference:

   Consolidated Balance Sheets - December 31, 1997 and 1996
   Consolidated Statements of Shareholders' Equity - years ended December 31, 1997, 1996 and 1995
   Consolidated Statements of Operations - years ended
   December 31, 1997, 1996 and 1995
   Consolidated Statements of Cash Flows - years ended
   December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements -
   December 31, 1997

   (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

   (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensatory plans or arrangements for executive officers:

      3.1      * Restated Articles of Incorporation, as amended

      3.2      * Bylaws, as amended

      4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris
               Trust and Savings Bank, as Rights Agent
               (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

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

               Amendment No. 2 to Note Agreement with Aetna Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

      10.4 + 1984 Stock Option Plan, as amended (previously filed as Exhibit 10.4 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

      10.8 + Supplemental Executive Retirement Plan (previously filed as Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference)

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

      10.11 Note Agreement with Massachusetts Mutual Life Insurance Company, dated August 15, 1991 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

               Amendment No. 1 to Note Agreement with
               Massachusetts Mutual Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.13+ Simpson Industries, Inc. 1993 Executive Long-Term Incentive Plan (previously filed as Exhibit
               10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

      10.14+ Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1992, and incorporated herein by reference)

      10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit
               10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

               Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2  to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.15 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1997 and incorporated herein by reference)

    10.19+    Letter Agreement, dated December 16, 1994, with
              James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the
              Fiscal year ended December 31, 1994, and incorporated herein by reference)

    10.20     Term Note Agreement with Comerica Bank, dated as of
              January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2 to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.20 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.21    Term Note Agreement with Comerica Bank, dated as of
              February 7, 1995 (previously filed as
              Exhibit 10.21 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2 to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.23+   Letter Agreement, dated March 1, 1996, with James
              B.Painter (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

      10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions,
              ABN AMRO Bank N.V. and Comerica Bank
              (previously filed as Exhibit 10.24
              to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

           *  Amendment to Credit Agreement, dated August 22,
              1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending
              Institutions, ABN AMRO Bank N.V. and Comerica Bank

    10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
              Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)


          * Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other
             Borrowers, certain Commercial Lending Institutions,
             ABN AMRO Bank N.V. and Comerica Bank

    10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company,
             Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

   10.27+*   Letter Agreement, dated September 1, 1997, with
             Vinod M. Khilnani

   11    *   Statement regarding Computation of per share
             earnings

   21    *   Subsidiaries of registrant

   23    *   Consent of independent public accountants

   27.1  *   Financial Data Schedule


* Filed with this report

(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIMPSON INDUSTRIES, INC.

                                By:  /s/ Roy E. Parrott

                                     Roy E. Parrott,
                                     Chairman and Chief Executive
                                     Officer
Date:  February 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 1998.

       Signature                     Title

  /s/ Roy E. Parrott        Chairman and Chief Executive
  Roy E. Parrott            Officer and Director
                            (principal executive officer)

  /s/ Vinod M. Khilnani     Vice President, Chief Financial
  Vinod M. Khilnani         Officer and Treasurer
                            (principal financial officer)
                            (principal accounting officer)

  /s/ Michael E. Batten     Director
  Michael E. Batten

  /s/ Susan F. Haka         Director
  Susan F. Haka

  /s/ George R. Kempton     Director
  George R. Kempton

  /s/ Walter J. Kirchberger Director
  Walter J. Kirchberger

  /s/ Robert W. Navarre     Director
  Robert W. Navarre


  /s/ Ronald L. Roudebush   Director
  Ronald L. Roudebush

  /s/ F. Lee Weaver         Director
  F. Lee Weaver

  /s/ Frank K. Zinn         Director and Secretary
  Frank K. Zinn

                         INDEX TO EXHIBITS

      3.1      * Restated Articles of Incorporation, as amended

      3.2      * Bylaws, as amended

      4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris
               Trust and Savings Bank, as Rights Agent
               (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

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

               Amendment No. 2 to Note Agreement with Aetna Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

      10.4 + 1984 Stock Option Plan, as amended (previously filed as Exhibit 10.4 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

      10.8 + Supplemental Executive Retirement Plan (previously filed as Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference)

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

      10.11 Note Agreement with Massachusetts Mutual Life Insurance Company, dated August 15, 1991 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

               Amendment No. 1 to Note Agreement with
               Massachusetts Mutual Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.13+ Simpson Industries, Inc. 1993 Executive Long-Term Incentive Plan (previously filed as Exhibit
               10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

      10.14+ Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1992, and incorporated herein by reference)

      10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit
               10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

               Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2  to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.15 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1997 and incorporated herein by reference)

   10.19+     Letter Agreement, dated December 16, 1994, with
              James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the
              Fiscal year ended December 31, 1994, and incorporated herein by reference)

    10.20     Term Note Agreement with Comerica Bank, dated as of
              January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2 to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.20 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.21    Term Note Agreement with Comerica Bank, dated as of
              February 7, 1995 (previously filed as
              Exhibit 10.21 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

              Amendment No. 2 to Term Loan Agreement with
              Comerica Bank, dated as of June 17, 1997
              (previously filed as Exhibit 10.21 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.23+   Letter Agreement, dated March 1, 1996, with James
              B. Painter (previously filed as Exhibit Exhibit
              10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

      10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
              Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

           *  Amendment to Credit Agreement, dated August 22,
              1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending
              Institutions, ABN AMRO Bank N.V. and Comerica Bank

    10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
              Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

         * Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other
             Borrowers, certain Commercial Lending Institutions,
             ABN AMRO Bank N.V. and Comerica Bank

   10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company,
             Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

   10.27+*   Letter Agreement, dated September 1, 1997, with
             Vinod M. Khilnani

   11    *   Statement regarding Computation of per share
             earnings

   21    *   Subsidiaries of registrant

   23    *   Consent of independent public accountants

   27.1  *   Financial Data Schedule


* Filed with this report