Form 10-Q
period 1998-03-31
SIMPSON INDUSTRIES INC
filed 1998-05-15
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934


    For Quarter Ended March 31, 1998      Commission File Number   0-6611


                          SIMPSON INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

            Michigan                              38-1225111
  (State or other jurisdiction of      IRS Employer Identification No.)
   incorporation or organization)

   47603 Halyard Drive, Plymouth, Michigan              48170-2429
   (Address of principal executive offices)             (Zip Code)

                               (734)207-6200
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No

At April 30, 1998 there were 18,443,218 outstanding shares of the registrant's common stock, $1.00 par value each.

Consolidated Balance Sheets
(In thousands)
March 31, 1998 and December 31, 1997

                                               March 31   Dec. 31
                                                  (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                    $ 15,606   $  8,235
  Accounts receivable                            80,300     66,055
  Inventories                                    17,927     19,827
  Customer tooling in process                     4,441      7,888
  Prepaid expenses and other current assets      11,037     12,689
    Total Current Assets                        129,311    114,694

Property, Plant and Equipment
  Cost                                          316,523    313,499
  Less Allowance                                143,771    139,353
    Total Property, Plant and Equipment         172,752    174,146
    Intangible Assets - net                      49,435     49,951
    Other Assets                                  2,463      2,757
                                               $353,961   $341,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable                              $ 10,000       -
    Current installment of long-term debt         3,579   $  3,579
    Accounts payable                             50,886     45,803
    Compensation and amounts withheld             9,507     11,350
    Taxes, other than income taxes                3,505      3,072
    Other current liabilities                     8,966     14,524
Total Current Liabilities                        86,443     78,328

    Long-term debt, excluding current
       installment                              118,468    118,564
    Accrued Retirement Benefits and Other        15,574     14,663
    Deferred Income Taxes                        12,396     12,121
    Shareholders' Equity                        121,080    117,872
                                               $353,961   $341,548


See accompanying notes to consolidated financial statements.


Consolidated Statements of Operations (Unaudited)
Dollars in thousands, except per share amounts)

Three Months Ended March 31, 1998 and 1997

                                                 1998        1997

Net sales                                       $125,556   $105,874
Costs and expenses:
   Cost of products sold                         111,933     95,058
Administrative and selling                         3,045      3,032
   Amortization of intangible assets                 458          -
                                                 115,436     98,090
Operating Earnings                                10,120      7,784
Investment and other income, net                     (73)        41
Interest expense                                  (2,443)    (1,293)
Earnings Before Income Taxes                       7,604      6,910
Income taxes                                       2,699      2,523
Net Earnings                                       4,905      4,387

Comprehensive Income - net                      $  4,509   $  4,246


Basic Earnings Per Share                           $0.27      $0.24
Diluted Earnings Per Share                         $0.27      $0.24
Cash dividends per share                           $0.10      $0.10

Average number of common equivalent shares:
                  Basic                       18,179,043  18,100,954
                  Diluted                     18,287,889  18,162,908

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows (Unaudited)
In thousands)

Three Months Ended March 31, 1998 and 1997


                                                 1998           1997
OPERATING ACTIVITIES
Net earnings                                     $  4,905       $ 4,387
Depreciation and amortization                       6,160         5,314
Provision for deferred income taxes                   275           297
Other                                                 116            (4)

Changes in operating assets and liabilities        (7,926)       (9,120)

Cash Provided By Operating Activities               3,530           874

INVESTING ACTIVITIES
Capital expenditures                               (4,275)       (6,703)
Proceeds from disposal of property and equipment        6           109
Cash Used In Investing Activities                  (4,269)       (6,594)

FINANCING ACTIVITIES
Cash dividends paid                                (1,824)       (1,813)
Notes payable - net                                10,000             -
Proceeds (repayments) of long-term debt, net          (96)         (145)

Cash provided by stock transactions                   322             -

Cash Provided From (Used In) Financing Activities   8,402        (1,958)
Effect of foreign currency exchange rate changes     (292)         (104)
Increase (Decrease)In Cash and Cash Equivalents     7,371        (7,782)
Cash and cash equivalents at beginning of period    8,235        28,902

Cash and Cash Equivalents at End of Period        $15,606       $21,120

Supplemental Disclosures
     Cash paid during the year for:
     Interest                                     $ 3,257       $ 1,293
     Income Taxes                                   2,085           375

See accompanying notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been Prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


Note 2.    Lines of Credit

As discussed in Simpson's 1997 Annual Report on From 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At March 31, 1998 borrowings outstanding under these agreements were $15 million and $10 million respectively.

The borrowings under the 364-day revolver are classified as short-term. The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Net sales for the first quarter increased 18.6%, or $19.7 million, over the first quarter of 1997. The inclusion of the acquisition of the vibration attenuation business ("VA Business")of Holset Engineering, Limited, effective June 27, 1997, from Cummins Engine Co., Inc. contributed $15.9 million to the increase with the remainder coming from strong sales to diesel engine customers.

Cost of products sold as a percent of sales for the first quarter of 1998 compared to the first quarter of 1997 decreased slightly to 89.1% from 89.8%. This decrease is due to volume leveraging from the increased sales.

Administrative and selling costs decreased to 2.4% from 2.9% of sales for the first three months of 1998, compared to the same period of 1997. Interest expense increased $1.2 million for the 1998 three-month period ending March 31, 1998 over the same 1997 period. This increase was due to the additional debt incurred to fund the VA Business acquisition.

As discussed in Simpson's 1997 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. Since December 31, 1997, $10 million has been borrowed under the 364-day agreement. At March 31, 1998, borrowings outstanding were $15 million and $10 million under the five-year agreement and the 364-day agreement, respectively.

Cash flow from operations was $2.8 million and $.9 million for the first three months of 1998 and 1997, respectively. Net cash used in investing activities was $4.3 million and $6.6 million for the three months ending March 31, 1998 and 1997, respectively. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Net cash used in investing activities and dividends paid during the three months ended March 31, 1998, exceeded cash flows from operations. These items, combined with the net proceeds from borrowings, discussed above, resulted in an increase of $7.4 million in cash and cash equivalents. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and working capital requirements.

On April 1, 1998, the Company acquired 100% of the outstanding shares of Stahl International, Inc., which has annual sales of approximately $4.1 million. The purchase price of approximately $3.7 million was financed by issuing 206,893 shares of the Company's common stock and approximately $1 million in cash. The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities at the date of the acquisition. The estimated value of assets acquired and the liabilities assumed was $2.3 million and $1.8 million, respectively.

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

The Company has adopted Statement of Financial Accounting Standards
SFAS) No. 130 "Reporting Comprehensive Income" effective January 1, 1998, which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and a total for comprehensive income in condensed consolidated financial statements.

Effective January 1, 1998, the Company also adopted SFAS No. 131 "Disclosures about Segments of and Enterprise and Related Information," which requires reporting of certain information about operating segments in complete sets of financial statements. Disclosures required by this statement will be incorporated into the 1998 financial statements.

In February, 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits," which revises disclosure requirements for pension and other postretirement benefit plans. This statement does not affect either the measurement or the recognition of benefit costs. The Company has adopted this statement for 1998, and necessary disclosures will be incorporated into the 1998 financial statements.

The Company will be required to modify or replace substantially all of the computer systems that it uses to prepare for the year 2000. The Company has completed an assessment of the costs of making its computer systems Year 2000 compliant and has determined that such costs will not be material. The Company expects to complete the required changes by January 1, 1999.



PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of Simpson Industries, Inc. was held on April 21, 1998 in Plymouth, Michigan. The following persons were elected to the Board of Directors until the 2001 annual meeting.

                                      Votes In
           Nominee                     Favor             Withheld

           Michael E. Batten         14,212,524          1,293,781
           Robert W. Navarre         14,158,560          1,347,745
           Frank K. Zinn             13,926,370          1,579,935



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed as part of this report.

         Exhibit No.       Description

           11              Computation of Earnings Per Share

           27              Financial Data Schedule

    (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SIMPSON INDUSTRIES, INC.
                                      Registrant

May 15, 1998                         /s/Vinod M. Khilnani
                                     Vinod M. Khilnani
                                     Vice President and Chief Financial
                                     Officer

                             INDEX TO EXHIBITS


        Exhibit No.        Description

           11              Computation of Earnings Per Share

           27              Financial Data Schedule