Form 10-Q
period 1998-06-30
SIMPSON INDUSTRIES INC
filed 1998-08-10
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934


For Quarter Ended June 30, 1998        Commission File Number 0-6611

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

                       Yes  X                    No

At July 31, 1998 there were 18,339,120 outstanding shares of the registrant's common stock, $1.00 par value each.

Consolidated Balance Sheets
(In thousands)
June 30, 1998 and December 31, 1997


                                             June 30         Dec. 31
                                           (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                $  3,553        $  8,235
   Accounts receivable                        73,257          66,055
   Inventories                                20,894          19,827
   Customer tooling in process                 3,844           7,888
   Prepaid expenses and other current assets  11,597          12,689
Total Current Assets                         113,145         114,694

Property, Plant and Equipment
   Cost                                      321,374         313,499
   Less Allowance                            149,258         139,353
Total Property, Plant and Equipment          172,116         174,146
Intangible Assets - net                       52,864          49,951
Other Assets                                   3,325           2,757
                                            $341,450        $341,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current installment of long-term debt       2,829        $  3,579
   Accounts payable                           46,745          45,803
   Compensation and amounts withheld          10,995          11,350
   Taxes, other than income taxes              2,305           3,072
   Other current liabilities                   5,902          14,524
Total Current Liabilities                     68,776          78,328

Long-term debt, excluding current
  installment                                117,573         118,564
Accrued Retirement Benefits and Other         16,413          14,663
Deferred Income Taxes                         12,686          12,121
Shareholders' Equity                         126,002         117,872
                                            $341,450        $341,548


See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended June 30, 1998 and 1997

                                           Six Months            Three Months
                                        1998        1997        1998       1997

Net sales                             $254,260    $216,148    $128,704    $110,274
Costs and expenses:
   Cost of products sold               225,781     192,292     113,848      97,234
   Administrative and selling            6,462       6,223       3,417       3,191
   Amortization                            940           -         482           -
                                       233,183     198,515     117,747     100,425
Operating Earnings                      21,077      17,633      10,957       9,849
Investment and other income, net          (325)        526        (252)        107
Interest expense                        (4,945)     (2,717)     (2,502)     (1,424)
Earnings Before Income Taxes            15,807      15,442       8,203       8,532
Income taxes                             5,216       5,637       2,517       3,114
Net Earnings                           $10,591     $ 9,805     $ 5,686     $ 5,418

Comprehensive Income - net             $ 9,273     $ 9,327     $ 4,764     $ 5,081


Basic Earnings Per Share                 $0.58       $0.54       $0.31       $0.30
Diluted Earnings Per Share               $0.58       $0.54       $0.31       $0.30
Cash dividends per share                 $0.20       $0.20       $0.10       $0.10

Average number of common
equivalent shares:
   Basic                            18,297,418  18,116,990   18,415,792 18,133,025
   Diluted                          18,418,755  18,173,434   18,549,620 18,183,959


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Six Months Ended June 30, 1998 and 1997


                                        1998             1997
OPERATING ACTIVITIES
Net earnings                           $10,591         $ 9,805
Depreciation                            13,072          10,556
Provision for deferred income taxes        565             598
Amortization of restricted stock           250             163
(Gain) loss on disposition of assets       158             (85)
Changes in operating assets and
   liabilities, net of effects of
   acquisition of business             (11,039)        (11,370)
Cash Provided By Operating Activities   13,597           9,667

INVESTING ACTIVITIES
Acquisition of business, net of cash
   acquired                                  -         (74,388)
Capital expenditures                    (9,291)        (17,699)
Proceeds from disposal of property
   and equipment                           375             206
Cash Used In Investing Activities       (8,916)        (91,881)

FINANCING ACTIVITIES
Cash dividends paid                     (3,664)         (3,626)
Notes Payable, net                      (1,212)
Proceeds (repayments) of
   long-term debt, net                  (2,751)         58,211
Cash provided by stock
   transactions, net                      (745)              -
Cash Provided From (Used In)
   Financing Activities                 (8,372)         54,585
Effect of foreign currency exchange
   rate changes                           (991)           (353)
Increase (Decrease)In Cash and
   Cash Equivalents                     (4,682)        (27,982)
Cash and cash equivalents at
   beginning of period                   8,235          28,902

Cash and Cash Equivalents at
   End of Period                       $ 3,553         $   920

Supplemental Disclosures
    Cash paid during the year for:
         Interest                      $ 4,803         $ 2,590
         Income Taxes                    5,992           4,207


See accompanying notes to consolidated financial statements.

ITEM 2:  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


Note 2.  Stahl International, Inc. Acquisition

On April 1, 1998, the Company purchased Stahl International, Inc. ("Stahl") for $3.7 million. Stahl, located in Memphis, Tennessee, manufactures torsional vibration dampers and flywheels for all types of diesel engines. The acquisition was accounted for as a purchase transaction. The purchase cost of $3.7 million has been allocated to assets and liabilities acquired based upon their estimated fair values at the acquisition date. The excess of purchase price over assets acquired (Goodwill) of $2.9 million is being amortized over 40 years.


Note 3.  Lines of Credit

As discussed in Simpson's 1997 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At June 30, 1998 there were no borrowings outstanding under the 364-day agreement and there was $15 million outstanding under the five-year agreement. In June of 1998 the 364-day line of credit was renewed. In addition, the restrictive covenants for both the 364-day and the five-year agreements were renegotiated during June 1998.

The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales reached a record high in the second quarter of 1998, increasing 16.7% or $18,430,000 from the second quarter of 1997. Year-to-date sales increased 17.6% or $38,112,000 from the first half of 1997. The increased sales for both periods are primarily attributable to the inclusion of the VA Business acquisition in the third quarter of 1997. In addition, the General Motors strike reduced sales in both periods by approximately $3,500,000. The strike effect was offset by increased sales to heavy-duty customers.

Cost of products sold as a percent of sales for the second quarter of 1998 compared to the second quarter of 1997 increased marginally to 88.5% from 88.2%. Cost of products sold as a percent of sales for the first six months of 1998 compared to the first half of 1997 decreased marginally to 88.8% from 89.0%.

Administrative and selling costs remained at a relatively constant level for the second quarter, decreasing slightly from 2.9% of sales in the 1997 second quarter to 2.7% of sales in the 1998 second quarter. The decrease from 2.9% for the six months ending June 30, 1997 to 2.5% for the six months ending June 30, 1998 is partially due to the timing of expenses and partially due to increased efficiencies due to volume leveraging. Interest expense for the six- and three-month periods ending June 30, 1998 increased over the same periods in 1997 due to the additional debt used to fund the Holset VA acquisition which occurred in June of 1997.

As discussed in Simpson's 1997 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At June 30, 1998 there were no borrowings outstanding under the 364-day agreement and there was $15 million outstanding under the five-year agreement. In June of 1998 the 364-day line of credit was renewed. In addition, the restrictive covenants for both the 364-day and the five-year agreements were renegotiated during June 1998.

The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

Cash flow from operations was $13.6 million for the first half of 1998 up from $9.7 million in 1997. Net cash used in investing activities was $8.9 million and $91.9 million for the six months ending June 30, 1997 and 1996, respectively. The primary reason for the decrease in investing activities was the Holset VA acquisition that occurred during the second quarter of 1997.
The Company's investment in production capacity for new automotive, light truck and diesel engine programs also decreased from $17.7 million in 1997 to $9.3 million in 1998. The decrease was primarily due to the new program launches occurring in 1997.

Net cash used in investing activities and dividends paid during the six months ended June 30, 1998, exceeded cash flows from operations and net proceeds from borrowings, discussed above, resulting in a reduction of $4.7 million in cash
and cash equivalents.   The Company believes that cash flows from operations
and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and working capital requirements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities which becomes effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Standard during 1999, but does not believe that it will have a material impact upon future financial statements.

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

           Exhibit No.             Description

              10.24 Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

              10.25 Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

              11         Computation of Earnings Per Share

              27         Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SIMPSON INDUSTRIES, INC.
                                 Registrant

August 10, 1998                  By:  /S/VINOD M. KHILNANI

                                     Vinod M. Khilnani
                                     Vice President and
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


       Exhibit No.             Description

          10.24 Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

          10.25 Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank

          11         Computation of Earnings Per Share

          27         Financial Data Schedule