Form 10-Q
period 1998-09-30
SIMPSON INDUSTRIES INC
filed 1998-11-12
CIK 90588

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For Quarter Ended September 30, 1998    Commission File Number   0-6611

                     SIMPSON INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

         Michigan                                 38-1225111
(State or other jurisdiction of         IRS Employer Identification No.)
 incorporation or organization)

   47603 Halyard Drive, Plymouth, Michigan         48170-2429
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

                     Yes  X                         No

At October 31, 1998 there were 18,235,450 outstanding shares of the registrant's common stock, $1.00 par value each.

Consolidated Balance Sheets
(In thousands)
September 30, 1998 and December 31, 1997
                                                   Sept. 30     Dec. 31
                                                  (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                      $  4,843    $  8,235
    Accounts receivable                              75,778      66,055
    Inventories                                      20,536      19,827
    Customer tooling in process                       5,539       7,888
    Prepaid expenses and other current assets        11,330      12,689
Total Current Assets                                118,026     114,694

Property, Plant and Equipment
    Cost                                            324,434     313,499
    Less Allowance                                  153,662     139,353
Total Property, Plant and Equipment                 170,772     174,146
Intangible Assets - net                              53,610      49,951
Other Assets                                          3,780       2,757
                                                   $346,188    $341,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current installment of long-term debt          $  2,829    $  3,579
    Notes payable                                     3,700           -
    Accounts payable                                 47,376      45,803
    Compensation and amounts withheld                11,460      11,350
    Taxes, other than income taxes                    2,549       3,072
    Other current liabilities                         6,491      14,524
Total Current Liabilities                            74,405      78,328

Long-term debt, excluding current installment       117,925     118,564
Accrued Retirement Benefits and Other                16,241      14,663
Deferred Income Taxes                                13,045      12,121
Shareholders' Equity                                124,572     117,872
                                                   $346,188    $341,548

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended September 30, 1998 and 1997

                                          Three Months            Nine Months
                                        1998        1997        1998       1997

Net sales                             $110,016    $112,327    $364,276    $328,475
Costs and expenses:
    Cost of products sold              103,732     103,322     329,513     295,614
    Administrative and selling           2,924       3,315       9,386       9,538
    Amortization                           524           -       1,464           -
    Provision for plant closings             -       8,769           -       8,769
                                       107,180     115,406     340,363     313,921
    Operating Earnings                   2,836      (3,079)     23,913      14,554
    Investment and other income, net       904         206         579         732
    Interest expense                    (2,353)     (2,377)     (7,298)     (5,094)
  Earnings Before Income Taxes           1,387      (5,250)     17,194      10,192
    Income taxes                           458      (1,913)      5,674       3,724

Net Earnings                           $   929     $(3,337)    $11,520     $ 6,468

Comprehensive Income - net             $ 1,368     $(2,525)    $10,641     $ 6,802


Basic Earnings Per Share                 $0.05      $(0.18)      $0.63       $0.36

Diluted Earnings Per Share               $0.05      $(0.18)      $0.63       $0.36
    Cash dividends per share             $0.10       $0.10       $0.30       $0.30

Average number of common
 equivalent shares:
    Basic                           18,318,644  18,129,647  18,304,493  18,121,209
    Diluted                         18,395,029  18,219,271  18,410,846  18,188,713

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Nine Months Ended September 30, 1998 and 1997


                                              1998           1997
OPERATING ACTIVITIES
Net earnings                                 $11,520        $ 6,468
Depreciation and amortization                 19,237         17,032
Provision for deferred income taxes              924          2,185
Other                                            544            165
Changes in operating assets and
  liabilities, net
  of effects of acquisition of business      (14,334)       (10,585)
Cash Provided By Operating Activities         17,891         15,265

INVESTING ACTIVITIES
Acquisition of business, net of
  cash acquired                                    -        (75,407)
Capital expenditures                         (14,894)       (22,373)
Proceeds from disposal of property
 and equipment                                   391            321
Cash Used In Investing Activities            (14,503)       (97,459)

FINANCING ACTIVITIES
Cash dividends paid                           (5,494)        (5,439)
Notes Payable, net                             2,488              -
Proceeds (repayments) of
 long-term debt, net                          (1,389)        62,555
Cash used in stock transactions, net          (1,724)             -
Cash Provided From (Used In)
 Financing Activities                         (6,119)        57,116
Effect of foreign currency exchange
 rate changes                                   (661)        (1,037)
Decrease In Cash and Cash Equivalents         (3,392)       (26,115)
Cash and cash equivalents at
 beginning of period                           8,235         28,902
Cash and Cash Equivalents at End of Period   $ 4,843        $ 2,787

Supplemental Disclosures
     Cash paid during the year for:
         Interest                            $ 7,628         $ 4,207
         Income Taxes                          7,440           4,662



See accompanying notes to consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consist-ing of normal recurring accruals) considered necessary for a fair presenta-tion have been included. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Note 2.  Lines of Credit

As discussed in Simpson's 1997 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At September 30, 1998 there were no borrowings outstanding under the 364-day agreement and there was $17.5 million outstanding under the five-year agreement.

The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.


ITEM 2:   Managements' Discussion and Analysis
          of Financial Condition and Results of Operations

Net sales in the third quarter totaled $110,016,000 a 2.1% ($2,311,000) decrease from the third quarter of 1997. Year-to-date sales increased to $364,276,000, a 10.9% increase over 1997 year-to-date sales. Both periods were impacted by the General Motors strike, which reduced 1998 third quarter and year-to-date sales by approximately $7,500,000 and $11,000,000, respectively. The impact of the strike was somewhat offsetby increased sales to the heavy-duty market. In addition, September 30, 1998 year-to-date sales benefited from the inclusion of the June, 1997 VA Business acquisition.

The cost of products sold increased from 92.0% of sales in the third quarter of 1997 to 94.3% of sales in the third quarter of 1998. Year-to-date cost of products sold increased from 90.0% to 90.5% for the nine months ending September 1997 and September 1998, respectively. In general, the increase can be attributed to the level of fixed costs associated with the lost sales to General Motors.

Third quarter administrative and selling costs decreased from 3.0% of sales in 1997 to 2.7% of sales in 1998. Year-to-date, administrative and selling costs decreased from 2.9% of sales in 1997 to 2.6% of sales in 1998. This decrease is partially due to the timing of expenses and partially due to increased efficiencies from volume leveraging.

Third quarter interest expense remained relatively constant versus the prior year. Interest expense for the nine month period ending September 30, 1998 increased over the same period in 1997 due to costs of the additional debt used to fund the June 1997 acquisition of the VA Business division.

As discussed in Simpson's 1997 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At September 30, 1998 there were no borrowings outstanding under the 364-day agreement and there was $17.5 million outstanding under the five-year agreement.

The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

Cash flow from operations totaled $17,891,000 for the nine month period ending September 30, 1998, a $2,626,000 increase versus the same period in 1997. Year-to-date net cash used in investing activities decreased to $14,503,000 in 1998, from $97,459,000 in the prior year. 1997 year-to-date cash flows reflect the VA Business acquisition that occurred during the second quarter of 1997. The Company's investment in production capacity for new automotive, light truck and diesel engine programs also decreased from $22,373,000 in 1997 to $14,894,000 in 1998. The decrease was primarily due to a lower than average number of new program launches in 1998.

Net cash used in investing activities and dividends paid during the nine months ended September 30, 1998, exceeded cash flows from operations and net proceeds from borrowings, discussed above, resulting in a reduction of
$3,400,000 in cash and cash equivalents.   The Company believes that cash
flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and working capital requirements.

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

The Company will be required to modify or replace substantially all of the computer systems that it uses to prepare for the year 2000. The Company has completed an assessment of the costs of making its computer systems Year 2000 compliant and has determined that such costs will not be material. The Company expects to complete the required changes by January 31, 1999.

Part II.  Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

             Exhibit No.                 Description

                 11          Computation of Earnings Per Share

                 27          Financial Data Schedule


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SIMPSON INDUSTRIES, INC.
                                      Registrant

November 12, 1998                     /S/VINOD M. KHILNANI

                                      Vinod M. Khilnani
                                      Vice President and
                                      Chief Financial Officer

                             INDEX TO EXHIBITS


             EXHIBIT NO.                 DESCRIPTION

                 11          Computation of Earnings Per Share

                 27          Financial Data Schedule