Form 10-K
period 1998-12-31
SIMPSON INDUSTRIES INC
filed 1999-03-23
CIK 90588

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number 0-6611

                               ----------------

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

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

         Title of Class                            Title of Class
         --------------                            --------------
  Common Stock, $ 1.00 par value             Common Stock Purchase Rights


Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_           No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 1999, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $161,791,000.

At March 1, 1999, there were outstanding 18,177,179 shares of the registrant's common stock, $1.00 par value each.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders have been incorporated by reference in this Annual Report on Form 10-K (Part III).

                                    PART I

Item 1. BUSINESS


Introduction

Simpson Industries, Inc. (the "Company") was organized under Michigan law in 1945. The Company's executive offices are located in Plymouth, Michigan, and the sixteen plants at which its manufacturing operations are conducted are located in Michigan, Ohio, Indiana, North Carolina, Tennessee, Ontario (Canada), Federal District of Mexico (Mexico), Halifax (United Kingdom), Lyon (France), Barcelona (Spain) and Sao Paulo (Brazil). The Company also has interests in joint ventures in Pune (India) and Seoul (South Korea). Reference in this report to the Company includes Simpson Industries, Inc., and its predecessors, divisions and subsidiaries, unless otherwise indicated by the context.


Principal Products and Markets

The Company manufactures vibration control and other products for automobile, light-truck and diesel engines, air conditioning compressor components, wheel-end and suspension components and assemblies, oil pumps, water pumps and other modular engine assemblies and transmission and driveline components that are machined from castings and forgings. These products are produced principally for original equipment manufacturers of automobiles, light trucks, diesel engines and heavy-duty equipment in North America and Europe.

The Company's operations are organized into three self-sustaining business groups --- Noise Vibration and Harshness Products, Wheel-End and Suspension Products, and Modular Engine Products. The Company maintains product design and process development staffs, which work with customers' engineers, principally in the design, testing and development of new products, as well as in the on-going refinement of existing products. The Company also conducts its own research and development activities, which are separate from the product development activities conducted in cooperation with its customers. The Company expended $4,313,000 in 1998, $3,668,000 in 1997 and $2,944,000 in
1996 for its research and development.

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

The Company's customers to whom sales exceeded 10% of total net sales include General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation. Substantially all of the Company's sales are based on competitive proposals on requests from customers. Sales of all products to General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation during the years ended December 31, 1998, 1997 and 1996 accounted for 54.3%, 60.1% and 63.5%, respectively, of the Company's total sales during those periods. In recent years, sales to other significant customers, in particular Consolidated Diesel Corporation, Caterpillar Incorporated, Cummins Engine Company Inc., Peugeot and Renault have grown in importance as the Company has broadened its customer base and more narrowly focused its product direction. However, the loss of all or a substantial portion of sales to major customers could have a detrimental effect on the Company's business. The Company believes that such a loss is unlikely because the Company's products, which generally have a life of five to ten years, require a substantial initial investment in engineering, equipment and tooling. Moreover, sales to automotive customers consist of a large number of different products as well as different types of the same products, which are sold to separate divisions and operating groups within each customer's organization. These customer-operating units generally act independently when making their purchasing decision.

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

At December 31, 1998, the Company employed 2,518 people on an active basis.

Since most of the Company's machined products are for engines, transmissions and drive trains, they are generally not affected by style changes and their production and delivery continue at a relatively uniform rate. However, the Company's operations are affected by the cyclical nature of the United States and European automobile, light-truck and heavy-duty vehicle markets.

The Company's operations are conducted within one business segment and sales attributable to customers outside the United States from U.S. operations were $ 55,200,000 in 1998, $63,400,000 in 1997 and $57,800,000 in 1996.


Executive Officers

Set forth below is certain information concerning the current executive officers of the Company, which group includes the Company's principal officers.

    Name and Age                          Office(s) and Length of Service
    ------------                          -------------------------------
Roy E. Parrott, 58 ..................   Director since 1989; Chief Executive
                                          Officer since 1994, Chairman since
                                          1997 and President from 1989 to
                                          1999

George A. Thomas, 49.................   President and Chief Operating Officer
                                          since 1999

Vinod M. Khilnani, 46 ...............   Vice President and Chief Financial
                                          Officer since 1997; and Treasurer
                                          during 1997

Jeoffery A. Burris, 39 ..............   Vice President - N.V.H. Products
                                          since 1998, Engine/Noise, Vibration
                                          and Harshness from 1997 to 1998;
                                          and Vice President - Materials
                                          Management since 1996

George G. Gilbert, 50 ...............   Vice President Strategic
                                          Development & Emerging Markets
                                          since 1998; Vice President -
                                          Technology Service since 1995; Vice
                                          President - Transmission & Chassis
                                          Group from 1993 to 1995; and Vice
                                          President - Engine Products Group
                                          from 1990 to 1993

James A. Hug, 52  ....................  Vice President - Transmission &
                                          Chassis Products since 1997; Vice
                                          President - Automotive Group from
                                          1995 to 1997; Vice President -
                                          Heavy Duty Products Group from 1992
                                          to 1995; and Vice President - Heavy
                                          Duty Products Group - South from
                                          1990 to 1992

James B. Painter, 49.................   Vice President - Engine Products
                                          since 1998; Vice President -
                                          Heavy-Duty Group from 1995 to 1998;
                                          and Vice President - Materials
                                          Management during 1995

Mr. Thomas was an executive with the automotive supply operations of TRW, Inc. from 1972 until he joined the Company on March 1, 1999.

Prior to joining the Company in July 1997, Mr. Khilnani served as Vice President and Chief Financial Officer of Dayton Superior Corporation from December, 1996; Executive Director - Treasury and Investment Evaluations for Cummins Engine Company from 1995 to 1996; Vice President - Finance and MIS of Onan Corporation and Power Generation Group of Cummins Engine from 1993 to 1995 and of Holset Engineering Company (UK) from 1991 to 1993.

Prior to joining the Company in January 1996, Mr. Burris served as Purchasing Manager of Brake Steering and Suspension at Ford Motor Company since 1994, and was previously Supervisor of Purchasing Business Process Improvement and Systems Development at Ford Motor Company since 1991.

Prior to joining the Company in March 1995, Mr. Painter served as General Manager, Specialty Axle Group, Rockwell Process International Automotive Operations from 1993 to 1995; President, Rockwell Clutch Company, Inc. from 1991 to 1993.

Executive officers of the Company are appointed annually by the Board of Directors and serve at the pleasure of the Board.


Item 2. PROPERTIES

The Company's facilities are principally involved in the manufacture of the Company's products and are owned by the Company and its subsidiaries free of encumbrances, with the exception of the facilities located in Tennessee and Brazil, which are leased by the Company. All of these properties as well as the related machinery and equipment are considered to be well maintained, suitable and adequate for their intended purpose. The following table sets forth the location and approximate size of the Company's facilities.

                           PROPERTIES IN ACTIVE USE

                                       Approximate     Approximate
       Location                         Land Area      Floor Space
       --------                        -----------     -----------
   Litchfield, Michigan ..........      22.8  Acres      230,000 Square Feet
   Plymouth, Michigan ............       5.5              68,000
   Middleville, Michigan .........       3.5              95,000
   Fremont,Indiana ...............      13.7             105,000
   Bluffton, Indiana .............      12.5             176,000
   Edon, Ohio ....................      15.2             134,000
   Troy, Ohio ....................      12.2             100,000
   Greenville, North Carolina ....      12.6             113,000
   Thamesville, Ontario ..........       6.0              62,000
   Lyon, France ..................       3.8              83,000
   Halifax, England ..............       1.7              54,000
   Barcelona, Spain ..............       2.2              55,000
   Iztapalapa, Mexico ............       2.8              86,000
   Memphis,Tennessee .............       n/a              28,000
   Sao Paulo, Brazil .............       n/a              73,000
                                       -----          -----------
TOTAL IN ACTIVE USE ................   114.5           1,462,000


Item 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


                                   PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Stock Price and Dividend Information

The Company's common stock is traded on the NASDAQ National Market Issue under the symbol SMPS.

Stock prices are quoted in the automated quotation system operated by the National Association of Securities Dealers Automated Quotation System. The quarterly range of bid prices per share, as reported by NASDAQ, and the dividends paid thereon during the years ended December 31, 1998 and 1997 are shown in the accompanying table. Such prices may represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1998 there were 4,009 individual shareholders of record of Simpson common stock. Other Simpson common shares outstanding were held in bank, money management, company and brokerage house "nominee" accounts for an estimated 5,100 additional shareholders as beneficial owners.

                               Bid Price per Share   Dividend Paid
                               -------------------   -------------
Quarter Ended                    High      Low         Per Share
-------------                    ----      ---         ---------

March 31, 1997                  $11 1/8   $ 9 1/2       $ .10
June 30, 1997                    11 1/4     9 1/8         .10
September 30, 1997               12 3/4    10             .10
December 31, 1997                12 1/4    10 7/8         .10
March 31, 1998                   14        11 1/2         .10
June 30, 1998                    15 3/8    11 7/8         .10
September 30, 1998               13 7/8     9 1/8         .10
December 31, 1998                12 1/8     8 3/4         .10

Item 6. Selected Financial Data

Five Year Summary
(Dollar amounts in millions, except per share and per employee)

                            1998           1997            1996           1995         1994
                            ----           ----            ----           ----          ----
Operating Data
--------------
Net sales                  $496.4         $451.5         $408.0         $395.1         $356.6
Cost of products sold       446.9          406.5          365.3          354.4          319.6
Gross profit                 49.5           45.0           42.7           40.7           37.0
      as a % of sales        10.0%          10.0%          10.5%          10.3%          10.4%
Operating earnings
 before provisions for
 restructuring and
 plant closings            $ 34.1         $ 30.9         $ 29.6         $ 28.8         $ 26.8
      as a % of sales         6.9%           6.8%           7.3%           7.3%           7.5%
Net earnings               $ 14.8(1)      $ 10.1(2)      $ 17.6(3)      $ 15.3         $ 14.4
      as a % of sales         3.0%           2.2%           4.3%           3.9%           4.0%
Net earnings per
 share (diluted)           $  0.80        $  0.55        $  0.97        $  0.85        $ 0.80
Dividend per share            0.40           0.40           0.40           0.40          0.38
Weighted average
 shares (millions)           18.4           18.2           18.1            18.0          18.1

At Year End
-----------
Working capital            $ 32.2         $ 36.4         $ 45.0         $ 40.3         $ 31.7
Total assets                340.6          341.5          249.0          232.5          207.0
Long-term debt              105.5          118.6           58.6           62.3           50.4
Shareholders' equity        124.6          117.9          116.0          105.1           98.0
Book value per share          6.85           6.50           6.42           5.84           5.47
%Debt/equity                 89%           104%            54%            61%            54%
%Debt/total capital          47             51             35             38             35

Additional Statistics
---------------------
New program launches         15             13              6             10             23
Content per N.A.
 light vehicle             $ 22           $ 22           $ 22           $ 22           $ 20
EBITDA (4)                   60.3(5)        54.3(6)        50.1           47.7           43.1
Depreciation and
 amortization expense        26.1           23.4           20.5           18.9           16.3

Capital investment           19.6           29.0           26.3           31.5           38.2
 % return on
    average equity           12.2%           8.6%          15.9%          15.1%          15.2%

Sales per employee       $204,512       $197,687       $190,654       $186,706       $182,240
Operating earnings
  per employee             14,067(5)      13,537(6)      13,832         13,594         13,704
Number of employees,
  year end                  2,518          2,355          2,115          2,050          2,135

Stock Activity
--------------
Price Range              $8 3/4-15 3/8  $9 1/8-12 3/4  $8 3/8-11 1/8  $8-12 1/8      $7 7/8-15 21/32
Price at year end          9 11/16             11 3/4   10 57/64             9                 9 1/4

Notes:
(1) 1998 includes $1.9 million for net restructuring provision.
(2) 1997 includes $5.7 million for provision for net plant closing costs.
(3) 1996 includes $1.1 million for federal tax credits.
(4) EBITDA includes operating income plus depreciation and amortization.
(5) Before provision for restructuring of $2.5 million.
(6) Before provision for plant closings of $8.8 million.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table summarizes the Company's results of operations as a percentage of net sales for the years ending December 31, 1996, 1997, and 1998.

                                                   1998     1997     1996
                                                   ----     ----      ----
Net sales                                          100.0%   100.0%    100.0%
Cost of products sold                               90.0     90.0      89.5
Administrative and selling                           2.7      2.9       3.2
Amortization of intangible assets                    0.4      0.2       --
Provision for restructuring and plant closings       0.5      1.9       --
                                                   -----    -----     -----
Operating income                                     6.4      5.0       7.3
Investment and other income, net                     --      (0.1)     (0.3)
Interest expense                                     1.9      1.7       1.3
                                                   -----    -----     -----
Earnings before income taxes                         4.5      3.4       6.3
Income taxes                                         1.5      1.2       2.0
                                                   -----    -----     -----
Net earnings                                         3.0%     2.2%      4.3%


1998 Compared to 1997

Net sales in 1998 grew to a record $496,419,000, a 9.9% increase over the prior year's net sales of $451,518,000. This increase was due to the full year impact of revenues related to the June 1997 acquisition of the Vibration Attenuation (VA) Business, as well as significant growth in shipments to the medium- and heavy-duty truck markets. North American light vehicle production declined slightly in 1998, due largely to the mid-summer strike at General Motors.

Cost of products sold as a percent of sales for 1998 was 90%, unchanged from 1997. In 1998, fifteen new programs were launched, up from thirteen new launches in 1997. Administrative and selling expenses decreased from 2.9% of sales in 1997 to 2.7% of sales in 1998 due to continued expense control and leverage from volume increases. Amortization expense doubled as a percent of sales, from 0.2% in 1997 to 0.4% in 1998, reflecting the mid-year 1997 acquisition of the VA Business.

Plant closing and restructuring costs declined from 1.9% of sales in 1997 to 0.5% of sales in 1998. In 1997, the Company recorded a provision for plant closing costs of $8,769,000 relating to the consolidation of its Jackson and Gladwin, Michigan plants with other North American operations. In 1998, the Company announced a worldwide workforce reduction and recorded a pre-tax charge of $2,500,000, primarily to cover the expenses of severance-related payments. The action was initiated to improve the Company's long-term competitiveness and global cost structure, while maintaining a strong commitment to its new product development and customer support activities.

Operating earnings increased from 5.0% of sales in 1997 to 6.4% of sales in 1998. Excluding the Plant closing/restructuring charges, operating earnings increased 10.4%, from $30,919,000 in 1997 to $34,146,000 in 1998.

Investment and other income decreased $228,000 in 1998 from $524,000 in 1997 to $296,000 in 1998, primarily due to lower average invested cash balances and lower interest rates. Interest expense increased $2,137,000, reflecting the full year impact of the debt incurred for the VA acquisition. 1998 income tax expense reflects an effective rate of 34.0%. The effective income tax rate in 1997 was 33.8%.


1997 Compared to 1996

Net sales in 1997 totaled $451,518,000, an 11% increase over 1996 sales of $407,999,000. Two-thirds of the sales increase was attributable to the Company's acquisition of the VA business in June 1997.

Internal growth accounted for the rest of the growth, which was a result of stronger North American light trucks and mid-range/heavy duty diesel engine markets.

1997 cost of products sold as a percent of sales was 90.0%, up slightly from 89.5% in 1996. The increase was largely due to a significant increase in new program launches, from six in 1996 to thirteen in 1997. In addition, 1997 cost of products sold reflected additional equipment moving and consolidation expenses associated with the closure of its Jackson, Michigan plant. During 1997, the company recorded a provision for plant closing costs of $8,769,000.

Administrative and selling expenses decreased from 3.2% of sales in 1996 to 2.9% of sales in 1997. First time expenses for amortization of goodwill and intangibles resulted from the acquisition of the VA Business during the second half of 1997.

Operating earnings, excluding the provision for plant closings, totaled $30,919,000 in 1997, a 4.6% increase versus 1996 operating earnings of $29,573,000.

Investment and other income decreased from $1,425,000 in 1996 to $524,000 in 1997, reflecting lower average invested cash balances. Interest expense increased $2,097,000, to $7,451,000, due to additional debt incurred to fund the VA acquisition.

The Company's effective tax rate in 1997 was 33.8%. The Company's effective tax rate in 1996 was 31.3%. In 1996, the Company used $1,100,000 in federal tax credits relating to prior years.


Liquidity and Capital Resources

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash generated from operations was $40,901,000 in 1998, versus $30,115,000 in 1997, and $50,794,000 in 1996. The cash flows were primarily provided by net earnings and non-cash charges for depreciation and amortization. Working capital was $32,196,000 as of December 31, 1998, as compared to $36,366,000 at December 31, 1997, and $45,038,000 on December 31, 1996.

During 1998 the Company invested $19,571,000 in capital equipment and plant expansions compared to $28,977,000 in 1997, and $26,296,000 in 1996. Capital expenditures for 1999 are expected to be in the $40-$44 million range and will principally support investments in new and replacement business both domestically and internationally.

The Company has paid uninterrupted cash dividends each year since becoming publicly owned in 1972. Dividends paid in 1998 were $7,316,000 compared to $7,252,000 in 1997 and $7,229,000 in 1996. The dividend rate for all three years was $ .40 per share.

In June 1998, the Company amended its revolving credit agreements, which allow for borrowings of up to $50 million. At December 31, 1998, borrowings outstanding under the agreements were $7.5 million at an interest rate of 6.0%, and associated committed letters of credit were $1,052,000. As of December 31, 1998, $41.4 million of the $50.0 million revolving credit facilities were available. The borrowings are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

The Company also maintains unsecured, short-term credit lines with banks under which it may borrow $23,100,000, of which $500,000 was committed as letters of credit at December 31, 1998. The Company had no short-term borrowings at December 31, 1998.

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


Status of Year 2000 Activities

Many computer systems and software products refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. Although we currently believe that our systems are Year 2000 compliant in all material respects, our current systems may contain undetected errors or defects with Year 2000 date functions that may result in material costs.

In 1997, we developed a compliance assurance process to address the problem. A project team, headed by the Vice President-Information Technology, has performed a detailed assessment of all-internal computer systems, and computing-related equipment in all facilities. Our primary vendors, material suppliers, service suppliers and banks have been asked to verify their Year 2000 readiness. We plan to conduct audits at key supplier locations by June 30, 1999. Our computer operations provider and disaster recovery site have advised us they will be compliant by the same date.

Our central computing hardware and operating software have been updated and are now compliant. While many of our machine tools use programmable logic controllers, they operate independently and are not connected to a computer network. These controllers will be tested by March 31, 1999.

Costs: In late 1996, we purchased and began implementation of the Y2K ready
J. D. Edwards Enterprise Requirement Planning System at an investment of over $2 Million to replace existing business systems and to strengthen internal controls, all of which is Year 2000 compliant. Purchase of this system was not accelerated because of Year 2000 and implementation costs are not material. Internal costs specifically associated with modifying our business systems software were not material and are expensed as incurred.

Year 2000 Risks: In light of our relatively new business systems and computing infrastructure and the fact that manufacturing operations are not computer integrated, we believe the internal risks are manageable. However, we are subject to external forces that might generally affect industry and commerce, such as utility or transportation Year 2000 compliance failures and related service interruptions. Further, to the extent the operations of any of our major customers are affected, it could have a material adverse effect on our business, results of operations and financial condition.

Contingency Plans: Contingency plans will be completed by May 1999. Several automated and manual approaches are being considered to offset anticipated problems in the supply chain.


Impact of FASB Statements

The Company has not yet adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities", which becomes effective in 1999. This statement is not expected to have a material effect upon future financial statements.


Impact of Inflation

The Company does not expect to be significantly impacted by inflation in 1999.


FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements, including those relating to future outlook and operating performance, Y2K compliance, capital expenditures and other statements regarding the belief or current expectations of the company involve risks and uncertainties. Accordingly, actual results may differ materially as a result of various factors including, but not limited to, general economic conditions in the markets in which the company operates, fluctuation in demand for the company's products, the activities of competitors, and various other factors outside of the company's control. The company does not intend to update these forward-looking statements.


Item 8. Financial Statements and Supplementary Data

Consolidated Statements Of Operations
(In thousands, except per share amounts)      Year Ended December 31
                                          ----------------------------
                                          1998        1997        1996
                                          ----        ----        ----

Net sales                               $496,419    $451,518    $407,999

Costs and expenses:
    Cost of products sold                446,914     406,513     365,253
    Administrative and selling            13,397      13,152      13,173
    Amortization of intangible assets      1,962         934        --
    Provision for restructuring
       and plant closings                  2,500       8,769        --
                                        --------    --------    --------
                                         464,773     429,368     378,426
                                        --------    --------    --------
Operating Earnings                        31,646      22,150      29,573
Investment and other income, net             296         524       1,425
Interest expense                          (9,588)     (7,451)     (5,354)
                                        --------    --------    --------
Earnings Before Income Taxes              22,354      15,223      25,644
Income taxes                               7,599       5,144       8,037
                                        --------    --------    --------
Net Earnings                            $ 14,755    $ 10,079    $ 17,607
                                        ========    ========    ========
Basic Earnings Per Share                $    .81    $    .56    $    .97
                                        ========    ========    ========
Diluted Earnings Per Share              $    .80    $    .55    $    .97
                                        ========    ========    ========


See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows

(In thousands)                                             Year Ended December 31
                                                      ----------------------------------
                                                        1998          1997         1996
                                                        ----          ----         ----
OPERATING ACTIVITIES
Net earnings                                          $  14,755    $  10,079    $  17,607
Adjustments to reconcile net earnings to cash
  provided by operating activities:
     Depreciation and amortization                       26,115       23,427       20,497
     Provision for restructuring and plant closings       2,500        6,424         --
     Provision for deferred income taxes                   (665)        (828)        (102)
     Amortization of restricted stock                       487          356          363

     Loss (gain) on disposition of assets                   223          249          217
Changes in operating
     Assets and liabilities:
     Accounts receivable                                 (6,070)     (12,118)       6,186
     Inventories                                         (2,404)      (2,466)      (1,153)
     Other assets                                         6,006       (6,381)        (655)
     Accounts payable and accrued expenses                  (46)      11,373        7,834
                                                      ---------    ---------    ---------
     Cash Provided by Operating Activities               40,901       30,115       50,794

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired              --        (75,293)        --
Capital expenditures                                    (19,571)     (28,977)     (26,296)
Proceeds from disposal of property and equipment            450        2,105          171
                                                      ---------    ---------    ---------
           Cash Used in Investing Activities            (19,121)    (102,165)     (26,125)

FINANCING ACTIVITIES
Cash dividends paid                                      (7,316)      (7,252)      (7,229)
Notes payable - net                                      (1,211)        --           --
Principal repayments of long-term debt                  (16,780)     (55,079)      (2,078)
Proceeds from long-term borrowings                        5,000      115,000         --
Repurchase of common stock                               (2,774)        --           --
Exercise of stock options, net                              327         --            243
                                                      ---------    ---------    ---------
        Cash (Used in) Provided by
          Financing Activities                          (22,754)      52,669       (9,064)

Effect of foreign currency  exchange
  rate changes                                           (1,116)      (1,286)        (193)
                                                      ---------    ---------    ---------
        Increase (Decrease) In Cash and
          Cash Equivalent                                (2,090)     (20,667)      15,412

Cash and cash equivalents at beginning of year            8,235       28,902       13,490
                                                      ---------    ---------    ---------
Cash and Cash Equivalents at End of Year              $   6,145    $   8,235    $  28,902
                                                      =========    =========    =========

Supplemental Disclosures:
            Cash paid during the year for:
                             Interest                 $   9,808    $   5,625    $   5,354
                             Income Taxes                 8,436        8,538        7,995
            Non cash transactions: The Company
             issued shares of common stock
             and a note payable in connection with
             the acquisition of Stahl International.



See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share amounts)                   December 31
                                                 ----------------------
                                                    1998         1997
                                                    ----          ----
ASSETS
Current Assets
    Cash and cash equivalents                    $   6,145    $   8,235
    Accounts receivable                             72,785       66,055
    Inventories                                     22,866       19,827
    Customer tooling in process                      1,749        7,888
    Prepaid expenses and other
      current assets                                10,994       12,689
                                                 ---------    ---------
Total Current Assets                               114,539      114,694
Property, Plant and Equipment, at cost
    Land                                             4,642        4,867
    Buildings and improvements                      59,165       55,536
    Machinery and equipment                        264,802      253,096
                                                 ---------    ---------
                                                   328,609      313,499
    Less accumulated depreciation                  158,724      139,353
                                                 ---------    ---------
Net Property, Plant and Equipment                  169,885      174,146
Intangible Assets - net                             52,192       49,951
Other Assets                                         3,938        2,757
                                                 ---------    ---------
                                                 $ 340,554    $ 341,548
                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installments of long-term debt      $   4,829    $   3,579
     Accounts payable                               52,039       45,803
     Compensation and amounts withheld              11,694       11,350
     Taxes, other than income taxes                  2,483        3,072
     Other current liabilities                      11,298       14,524
                                                 ---------    ---------
Total Current Liabilities                           82,343       78,328

Long-Term Debt, excluding current installments     105,534      118,564
Accrued Retirement Benefits and Other               17,312       14,663
Deferred Income Taxes                               10,797       12,121
Shareholders' Equity
     Common stock, par value $1 per share:
               Authorized - 55,000,000 shares
               Outstanding - 18,176,750 shares
               (1997 - 18,129,202 shares)           18,177       18,129
     Additional paid-in capital                     25,468       24,792
     Retained earnings                              89,540       82,101
     Unamortized value of restricted stock          (2,220)      (2,147)
     Accumulated other comprehensive income         (6,397)      (5,003)
                                                 ---------    ---------
Total Shareholders' Equity                         124,568      117,872
                                                 ---------    ---------
                                                 $ 340,554    $ 341,548
                                                 =========    =========

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Shareholders' Equity
 and Comprehensive Income
(In thousands)

                                                                           Unamortized   Accumulated
                                                    Additional              Value of        Other
                                            Common   Paid-In    Retained   Restricted   Comprehensive   Comprehensive
                                            Stock    Capital    Earnings      Stock         Income          Income         Total
                                            -----    -------    --------   ----------   -------------   -------------      -----

Balance at January 1, 1996                 $17,981   $23,646    $68,896     $(1,815)      $ (3,631)                      $105,077
  Net earnings for 1996                                          17,607                                   $ 17,607         17,607
    Other comprehensive income,
      net of tax
        Foreign currency translation
          adjustment                                                                                          (193)          (193)
        Excess pension cost adjustment                                                                         124            124
                                                                                                          --------
     Other comprehensive income                                                                (69)            (69)
                                                                                                          --------
   Comprehensive income                                                                                   $ 17,538
                                                                                                          --------
  Cash dividends - $.40 per share                                (7,229)                                                   (7,229)
  Exercise of stock options, net                35       208                                                                  243
  Restricted stock awards, net                  64       512                   (576)                                          --
  Amortization of restricted stock                                              363                                           363
                                            ------    ------     ------      ------         ------        --------        -------
Balance at December 31, 1996                18,080    24,366     79,274      (2,028)        (3,700)                       115,992
  Net earnings for 1997                                          10,079                                   $ 10,079         10,079
    Other comprehensive income,
      net of tax
      Foreign currency translation
        adjustment                                                                                          (1,286)        (1,286)
      Excess pension cost adjustment                                                                           (17)           (17)
                                                                                                          --------
     Other comprehensive income                                                             (1,303)         (1,303)
                                                                                                          --------
Comprehensive income                                                                                      $  8,776
                                                                                                          --------
Cash dividends - $.40 per share                                  (7,252)                                                   (7,252)
Restricted stock awards, net                    49       426                   (475)                                           --
Amortization of restricted stock                                                356                                           356
                                            ------    ------     ------      ------         ------         --------       -------
Balance at December 31, 1997                18,129    24,792     82,101      (2,147)        (5,003)                       117,872
Net earnings for 1998                                            14,755                                    $ 14,755        14,755
 Other comprehensive income,
   net of tax
    Foreign currency translation
      adjustment                                                                                             (1,116)       (1,116)
    Excess pension cost adjustment                                                                             (278)         (278)
                                                                                                           --------
  Other comprehensive income                                                                (1,394)          (1,394)
                                                                                                           --------
Comprehensive income                                                                                       $ 13,361
                                                                                                           --------
Cash dividends - $.40 per share                                  (7,316)                                                   (7,316)
Issuance of shares for acquisition             200     2,411                                                                2,611
Exercise of stock options, net                  46       281                                                                  327
Repurchase of common stock                    (239)   (2,535)                                                              (2,774)
Restricted stock awards, net                    41       519                   (560)                                           --
Amortization of restricted stock                                                487                                           487
                                           -------   -------    -------     -------       --------        ---------      --------
Balance at December 31, 1998               $18,177   $25,468    $89,540     $(2,220)      $ (6,397)                      $124,568

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

Financial Instruments: Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At December 31, 1998, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in Note F.

Inventories: Inventories are stated at the lower of cost or market. Costs are determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for foreign inventories.

Depreciation: Depreciation is computed using the straight-line method at annual rates, which are sufficient to amortize the cost over the estimated useful lives.

Amortization: Cost in excess of fair-market value of net assets acquired (goodwill), arising from acquisitions (see Note B), is amortized on a straight-line basis over 40 years. Specific intangibles including a supply, a non-compete and various license agreements and various patents are amortized on a straight-line basis over the estimated periods benefited with periods ranging from 2.5 to 40 years. The carrying value of intangible assets is to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized when the expected undiscounted future operating cash flow derived from such intangible assets is less than their carrying value. The Company believes that no impairment exists at December 31, 1998.

Customer Tooling: Costs incurred for customer-owned tooling in excess of amounts billed to date are recorded as customer tooling in process. Costs for customer-owned tooling which will be recovered as parts are shipped are included with other assets.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No deferred income taxes have been provided for the income tax liability, which would be incurred on repatriation of the permanently reinvested portion of unremitted earnings of the foreign subsidiaries.

Net Earnings Per Share: Basic earnings per share are computed based upon the weighted average shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to common stock equivalents (stock options) outstanding during the year.

Stock Based Compensation: The Company applies "Accounting for Stock-Based Compensation," prescribed by SFAS No. 123, by making the required disclosures only. This standard does not have an effect on the Company's financial position or results of operations.

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

Comprehensive Income: On January 1,1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net foreign currency translation adjustments, and excess pension costs and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Note B -- Business Acquisitions

On April 1, 1998, the Company purchased Stahl International, Inc. ("Stahl") for 200,074 shares of common stock and a $1,000,000 note payable for a total of $3.7 million. Stahl, located in Memphis, Tennessee, manufactures torsional vibration dampers and flywheels for all types of diesel engines. The acquisition was accounted for as a purchase transaction and accordingly, the results of the Stahl business' operations are included in the consolidated financial statements since the date of acquisition. The purchase cost of $3.7 million has been allocated to assets and liabilities acquired based upon their estimated fair values at the acquisition date. The excess of purchase price over assets acquired (goodwill) of $2.9 million is being amortized over 40 years. Pro forma unaudited financial data are not presented, as the effect is insignificant.

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

The acquisition was accounted for as a purchase transaction and accordingly, the results of the VA Business' operations are included in the consolidated financial statements since the date of acquisition. The final purchase cost of $77.4 million has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the purchase price over net assets acquired (goodwill) approximated $39.7 million and is being amortized over 40 years.

The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the VA Business acquisition and (ii) the completion of the new credit agreements as if the transactions had occurred as of January 1, 1997 (in thousands, except per share data).


                                        (Unaudited)
                                      Twelve Months Ended
                                          Dec 31, 1997
                                      -------------------
      Net sales                            $487,505
      Net income                              8,496

      Net earnings per share:
                Basic                      $    .47
                Diluted                    $    .47

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the transactions had occurred at the beginning of the period presented, and is not intended to be a projection of future results or trends.


Note C -- Provision for Restructuring and Plant Closings

In the fourth quarter of 1998, in connection with management's continuing efforts to reduce costs and improve efficiencies, the Company recorded a provision for reduction of its worldwide salary workforce of approximately $2.5 million. The reduction is for approximately 10% of its salary workforce and is expected to result in the elimination of 50 positions. These reductions will be completed during the second quarter of 1999. In the third quarter of 1997, the Company recorded a provision for plant closings of approximately $8.8 million. The principal actions in the plant-closing plan involved the closure of two manufacturing facilities.

The major components of the provisions are as follows:

(In thousands)

                                       1998     1997
                                       ----     ----
Severance and related costs           $2,500   $4,965
Write-down of property, plant
  and equipment                         --      2,191
Other                                   --      1,613
                                      ------   ------
           Total Provision            $2,500   $8,769
                                      ======   ======

These charges were recorded in the appropriate period in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. At December 31, 1998, approximately $4.2 million of accruals are available for remaining costs.

Note D -- Inventories

The components of inventories are summarized as follows:

(In thousands)                             1998      1997
                                           ----      ----
Finished and in-process products         $10,329   $11,294
Raw materials                             12,537     8,533
                                         -------   -------
                                         $22,866   $19,827
                                         =======   =======

The LIFO inventories comprise approximately 75% and 84% of total inventories at December 31, 1998 and 1997, respectively.

The replacement cost of inventories exceeded the balance sheet carrying amounts by approximately $5,200,000 and $5,900,000 at December 31, 1998 and 1997, respectively.


Note E -- Intangible Assets

The components of intangible assets are summarized as follows:

(In thousands)                                  1998       1997
                                                ----       ----
Goodwill                                       $43,072   $38,728
Supply, non-compete, and license
           agreements and various patents       12,276    12,200
                                               -------   -------
                                                55,348    50,928
Less accumulated amortization                    3,156       977
                                               -------   -------
Net Intangible Assets                          $52,192   $49,951
                                               =======   =======


Note F -- Debt

Long-term debt at December 31 consisted of the following obligations:

(In thousands)                                       1998       1997
                                                     ----       ----

8.8% Note payable due 1999                         $    750   $  2,250
9.98% Note payable due 2005                           9,750     12,000
6.75% Bank term note due 2008                        20,000     20,000
8.45% Bank term note due 2005                        20,000     20,000
8.82% Bank term note due 2003                         2,363      2,893
7.03% Series A Notes due 2012                        35,000     35,000
6.96% Series B Notes due 2012                        15,000     15,000
Revolving Credit Agreement                            7,500     15,000
                                                   --------   --------
                                                    110,363    122,143
Less current installments                             4,829      3,579
                                                   --------   --------
Long-term debt, excluding current installments     $105,534   $118,564
                                                   ========   ========

As of December 31, 1998, the estimated fair value of long-term debt, discounted at current interest rates, was $121,000,000.

In June 1998, the Company amended revolving credit agreements which allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin. At December 31, 1998, the outstanding borrowings under these agreements are at an interest rate of approximately 6.0% and there was $1,052,000 committed as letters of credit.

Under the terms of its loan agreements, the Company is subject to restrictions concerning additional borrowings and maintenance of minimum net worth. At December 31, 1998, under the most restrictive covenant retained earnings of approximately $19,100,000 were unrestricted. The Company was in compliance with all such covenants at December 31, 1998.

The Company also has uncommitted short-term credit lines with banks under which it may borrow up to $23,100,000, of which $500,000 was committed as letters of credit at December 31,1998. The contract amount of the letters of credit approximate their fair value. The lines do not have termination dates, but are reviewed periodically.

No compensating balances are required by any of the loan agreements.

Principal maturities of long-term debt during the four years following 1999 are as follows: 2000 - $6,079,000; 2001 - $8,079,000; 2002 - $9,442,000; and
2003 $16,412,000.


Note G -- Income Taxes

The components of earnings before income taxes were as follows:

(In thousands)             1998        1997        1996
                           ----        ---         ----
Domestic                 $ 19,502    $  9,963    $ 23,047
Foreign                     2,852       5,260       2,597
                         --------    --------    --------
                         $ 22,354    $ 15,223    $ 25,644
                         ========    ========    ========

The provisions for income tax expense were as follows:

(In thousands)             1998        1997        1996
                           ----        ----        ----
Current:
           Federal       $  5,799    $  4,976    $  6,730
           Foreign          1,953         691         822
           State              512         305         587
                         --------    --------    --------
                            8,264       5,972       8,139
                         --------    --------    --------
Deferred:
           Federal           (599)     (1,647)         66
           Foreign            (70)        947        (330)
           State                4        (128)        162
                         --------    --------    --------
                             (665)       (828)       (102)
                         --------    --------    --------
                         $  7,599    $  5,144    $  8,037
                         ========    ========    ========

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes follows:

(In thousands)                                1998       1997       1996
                                              ----       ----       ----
Income taxes at federal
    statutory rate                           $ 7,824    $ 5,235    $ 8,975
State income tax, net of
    federal benefit                              338        116        487
Foreign operating loss                         1,697         84       (310)
Federal tax credits                             (950)      (100)    (1,100)
Foreign Sales Corporation                       (450)      --         --
Differences between domestic and
    effective foreign tax rates                 (812)      (254)      (107)
Other, net                                       (48)        63         92
                                             -------    -------    -------
                                             $ 7,599    $ 5,144    $ 8,037
                                             =======    =======    =======

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31 are as follows:

                                      1998                   1997
                              ---------------------   --------------------
                              Deferred    Deferred    Deferred  Deferred
                                 Tax         Tax        Tax        Tax
(In thousands)                 Assets    Liabilities   Assets  Liabilities
                              --------   ----------   -------- -----------
Plant and equipment           $   --      $ 17,858   $   --      $ 17,133
Accrued retirement benefits      6,557        --        5,398        --
Other accrued expenses           2,851        --        4,028        --
Foreign net operating loss
  carryforward                   1,782        --          468        --
Federal tax credits              2,144        --        1,866        --
Other items                        733         177        530         929
                              --------    --------   --------    --------
                                14,067      18,035     12,290      18,062
Valuation allowance             (2,407)       --       (1,268)       --
                              --------    --------   --------    --------
                              $ 11,660    $ 18,035   $ 11,022    $ 18,062
                              ========    ========   ========    ========

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

As of December 31,1998, the Company has unrecognized foreign net operating loss carryforwards of approximately $5,300,000 that begin expiring in 2003.

Deferred income tax assets of $4,422,000 and $5,081,000 are included in other current assets at December 31, 1998, and 1997, respectively.

Note H - Pension and Other Postretirement Benefits

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

In addition to the Company's defined benefit pension plans, the Company provides medical benefits to certain retired employees, their covered dependents, and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Certain medical plans are contributory and other medical plans are noncontributory. The Company's retiree medical benefits are not funded.

                                            Pension Benefits         Other Benefits
                                            ----------------        ----------------
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
Change in benefit obligation
Benefit obligation at beginning of year   $ 38,471    $ 32,506    $ 10,577    $  9,701
Service cost                                 2,508       2,210         595         598
Interest cost                                2,849       2,613         777         759
Benefits paid                               (1,858)     (2,812)       (716)       (484)
Actuarial (gains) and losses                 2,830       4,031        (292)          3
Plan amendments                                131        --          --          --
Foreign exchange rate changes                 (233)        (78)       --          --
                                          --------    --------    --------    --------
Benefit obligation at end of year           44,698      38,470      10,941      10,577

Change in plan assets
Fair value of plan assets at
 beginning of year                          28,929      23,649
Actual return on plan assets                   885       5,295
Contributions by the employer                1,554       2,732
Benefits paid                               (1,676)     (2,657)
Foreign exchange rate changes                 (166)        (90)
                                           --------    --------
Fair value of plan assets at end
  of year                                   29,526      28,929

Funded status                              (15,172)     (9,541)    (10,941)    (10,577)
Unrecognized net loss                        8,334       4,062          55         344
Unrecognized net asset                        (181)       (323)       --          --
Unrecognized prior service cost              1,193       1,197          55          60
                                          --------    --------    --------    --------
Net amount recognized                     $ (5,826)   $ (4,605)   $(10,831)   $(10,173)
                                          ========    ========    ========    ========

Amounts recognized in the statement
  of financial position consist of:
    Prepaid benefit cost                  $   --      $      7    $   --      $   --
    Accrued benefit liability               (6,764)     (4,845)    (10,831)    (10,173)
    Intangible asset                           461         195        --          --
    Accumulated other comprehensive
      income                                   477          38        --          --
                                          --------    --------    --------    --------
Net amount recognized                     $ (5,826)   $ (4,605)   $(10,831)   $(10,173)
                                          ========    ========    ========    ========

                                       Pension Benefits      Other Benefits
                                       ----------------      --------------
                                       1998  1997    1996    1998   1997  1996
                                       ----  ----    ----    ----   ----  ----
Weighted-average assumptions
  as of December 31
Discount rate                           7%    7.5%    8%      7%   7.5%   8%
Expected return on plan assets         10%     10%   10%
Rate of compensation increase           4%    4.5%    5%      4%   4.5%   5%


For measurement purposes in 1996, the medical cost trend was assumed to be 8.0% and to decrease .5% per year to 5.0% in 2002 and remaining at that level thereafter.

                                        Pension Benefits                Other Benefits
Components of net periodic        ---------------------------       ------------------------
benefit cost                      1998        1997       1996       1998      1997      1996
                                  ----        ----       ----       ----      ----      ----
Service cost                     $ 2,508    $ 2,210    $ 2,114    $   595   $   598   $   612
Interest cost                      2,849      2,613      2,307        777       759       693
Expected return on plan assets    (2,490)    (2,174)    (3,046)      --        --        --
Net amortization and deferral        310         62      1,391          2         3         5
Multi-employer plans                  72        510        544       --        --        --
                                 -------    -------    -------    -------   -------   -------
Net periodic benefit cost        $ 3,249    $ 3,221    $ 3,310    $ 1,374   $ 1,360   $ 1,310
                                 =======    =======    =======    =======   =======   =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-     1-Percentage-
                                                  Point Increase    Point Decrease
                                                  --------------    --------------
Effect on total of service and interest cost
  components                                           $372             $(291)
Effect on postretirement benefit obligation           2,076            (1,684)


In the United Kingdom, Simpson International (UK) Limited is in the process of obtaining final approval from Inland Revenue for a defined benefit pension plan. Approval is expected in the first half of 1999.

Certain employees participate in Company-sponsored 401(k) savings plans. Under the plans, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. Contributions approximated $1,390,000, $1,330,000 and $1,490,000 in 1998,
1997 and 1996 respectively.

Note I -- Long-Term Incentive Plans

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

Options granted have varying exercise dates within five years after grant date and generally expire after ten years. At December 31, 1998 there were 1,244,700 shares of common stock reserved for issuance under the plans of which 657,630 are available for future grants.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for the stock options granted in 1998, 1997 or 1996. Had compensation cost for these options been determined on the basis of fair value pursuant to SFAS No. 123, The Company's pro forma net income and earnings per share would have been as indicated below:

                                                1998       1997       1996
                                                ----       ----       ----

   Net income          As reported             $14,755   $10,079    $17,607
                       Pro forma               $14,536   $ 9,874    $17,413
   Basic Earnings
     per share         As reported             $   .81   $   .56    $   .97
                       Pro forma               $   .80   $   .54    $   .96
   Diluted earnings
     per share         As reported             $   .80   $   .55    $   .97
                       Pro forma               $   .79   $   .54    $   .96

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 3.8% for all years; expected volatility of 35%, 37% and 40%; risk-free interest rates of 5.8%, 6.5% and 6.1%; and an expected life of 7.1,
7.0 and 6.8 years.


Incentive plan activity is summarized as follows:

                                     Stock Option Plans
                                          Weighted
                              Option       Average      Restricted
                              Shares   Exercise Price     Shares
                              ------   --------------   ----------
1997:
   Outstanding
      January 1,1997          442,115    $    9.44       214,343
   Granted/awarded            100,760         9.76        64,020
   Exercised                   (1,485)        6.67          --
   Restrictions lapsed           --        --            (33,039)
   Canceled/forfeited         (10,000)        9.94       (14,986)
   Outstanding                531,390         9.50       230,338
   Exercisable                287,774      --               --
   Weighted-average
   fair value of options
   granted during the year   $   9.76
1998:
   Granted/awarded            106,080    $   12.75        66,840
   Exercised                  (50,400)        4.68          --
   Restrictions lapsed           --        --            (46,227)
   Canceled/forfeited            --        --            (26,500)
   Outstanding                587,070        10.50       224,451
   Exercisable                333,778      --               --
   Weighted-average
   fair value of options
   granted during the year   $  12.75

Note J -- Shareholder Rights Plan

In 1997, the Company adopted a Shareholder Rights Plan designed to discourage partial or two-tier tender offers, which could result in unequal treatment of shareholders. Under the Plan, the right to purchase one share of common stock was distributed for each outstanding share of the Company's common stock. The Plan provides that the Rights become exercisable if a person or group acquires, in a transaction not approved by the Board of Directors, 20% or more of the Company's common stock or commences a tender or exchange offer which would result in a person or group acquiring 20% or more of the Company's common stock. In addition, the Plan permits the Board of Directors to declare a person or group owning 10% or more of the Company's common stock an "Adverse Person," under certain circumstances, which also causes the Rights to become exercisable.

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

Note K -- Earnings Per Share

In thousands, except per
share amounts                   1998      1997      1996
                                ----      ----      ----

Net earnings applicable to
     common stock and common
     stock equivalents         $14,755   $10,079   $17,607

Basic Earnings per Share

Weighted average shares
outstanding                     18,285    18,123    18,067

Earnings Per Share             $   .81   $   .56   $   .97
                               =======   =======   =======

Diluted Earnings per Share

Weighted average shares
outstanding                     18,285    18,123    18,067
Net effect of dilutive
stock options                       89        79        48
                               -------   -------   -------
                                18,374    18,202    18,115

Earnings Per Share             $   .80   $   .55   $   .97
                               =======   =======   =======

Options to purchase 64,560, 43,020, and 75,480 shares of common stock were outstanding during 1998 through 1996 respectively, at prices ranging from $12.33 to $14.67. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note L - Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

                                                             Accumulated
                                  Foreign      Minimum         Other
                                  Currency     Pension     Comprehensive
(In thousands)                     Items      Liability       Income
                                  --------    ---------    -------------
Balance at January 1, 1996        $(3,499)      $  (132)      $(3,631)
   Net of tax amount                 (193)          124           (69)
                                  -------       -------       -------
Balance at December 31, 1996       (3,692)           (8)       (3,700)
   Net of tax amount               (1,286)          (17)       (1,303)
                                  -------       -------       -------
Balance at December 31, 1997       (4,978)          (25)       (5,003)
   Net of tax amount               (1,116)         (278)       (1,394)
                                  -------       -------       -------
Balance at December 31, 1998      $(6,094)      $  (303)      $(6,397)

The income tax effect related to the above items is not significant.

Note M -- Segment Information

Reporting Segment

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas. The Company manages its business under three similar product groups that are aggregated together as one segment in the global vehicular industry. These groups have similar long-term financial performance and economic characteristics. The products from all three groups utilize similar manufacturing processes. The production of the finished parts from the three focused groups uses similar machining equipment which may be interchanged from group to group. The Company distributes and sells final product to the same type of customers from all its three product groups.

Geographic segments

The Company operated entirely in North America prior to 1997. With the acquisition of the Holset VA business during 1997, the Company expanded its operations to Europe. The Company's geographic data for the years ended December 31, 1998 and 1997 are as follows:

                                     1998         1997
                                     ----         ----
Net sales
   North America                  $ 431,657    $ 421,117
   Europe                            64,762       30,401
                                  ---------    ---------
   Total                          $ 496,419    $ 451,518

Operating income
   North America                  $  31,342    $  29,474
   Europe                             2,804        1,445
   Restructuring/plant closings      (2,500)      (8,769)
                                  ---------    ---------
                                     31,646    $  22,150

Identifiable assets
   North America                  $ 256,284    $ 256,589
   Europe                            84,270       84,959
                                  ---------    ---------
   Total                          $ 340,554    $ 341,548

Net sales to major customers were:        1998      1997        1996
(In thousands)                            ----      ----        ----
General Motors Corporation             $123,700   $126,500   $108,800
Ford Motor Company                       85,100     88,500     86,700
DaimlerChrysler Corporation              61,000     56,500     63,400
Consolidated Diesel Company
           and its parent companies,
           Cummins Engine Company
           Inc. and Case Corporation     52,400     47,000     38,800
Caterpillar Inc.                         41,800     36,100     35,900

Aggregate receivables for these customers at December 31, 1998 and 1997 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales.

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

Independent Auditors' Report

The Board of Directors and Shareholders
Simpson Industries, Inc.

We have audited the accompanying consolidated balance sheets of Simpson Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Industries, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


KPMG  LLP
Detroit, Michigan
January 27, 1999

Summary of Quarterly Results of Operations
(In thousands, except per share amounts)
                                          Quarter Ended
                           Mar.31      Jun.30      Sep.30      Dec.31
                           ------      ------      ------      ------
1998
Net sales                $ 125,556   $ 128,704   $ 110,016    $ 132,143
Gross profit                13,623      14,856       6,284       14,742
Net earnings                 4,905       5,686         929        3,235
Net earnings per share
           Basic               .27         .31         .05          .18
           Diluted             .27         .31         .05          .18

1997
Net sales                $ 105,874   $ 110,274   $ 112,327    $ 123,043
Gross profit                10,816      13,040       9,472       11,677
Net earnings                 4,387       5,418      (3,337)       3,611
Net earnings per share
           Basic               .24         .30        (.18)         .20
           Diluted             .24         .30        (.18)         .20


Net earnings for the quarter ended December 31, 1998 were decreased by $1,900 ($.10 per share for both basic and diluted) for the provision for restructuring.

Net earnings for the quarter ended September 30, 1997 were decreased by $5,700 ($.31 per share for both basic and diluted) for the provision for plant closings.

Item 9. Changes in and Disagreements with Accountants and Financial
Disclosure

           NONE

                                   PART III

The information called for by the items within this part is included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholder's, and is incorporated herein by reference, as follows:

                                                      Pages in 1999
                                                     Proxy Statement
                                                     ---------------

Item 10.  Directors .....................................   1-4

Item 11.  Executive Compensation ........................   5-11

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ................................   11-12

Item 13.  Certain Relationships and Related Transactions    N/A

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     (1)  The Consolidated Financial Statements of the Company and its
             subsidiaries, included in Item 8 herein by reference:

                        Consolidated Balance Sheets - December 31, 1998 and
                        1997

                        Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Operations years ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996

                        Notes to Consolidated Financial Statements - December 31, 1998

        (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

        (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensatory plans or arrangements for executive officers:

             3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 and incorporated herein by reference)

             3.2 Bylaws, as amended (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 and incorporated herein by reference)

             4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris Trust and Savings Bank, as Rights Agent (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

             10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference)

                     Amendment to Note Agreement with Aetna Life Insurance Company, dated November 17, 1994 (previously filed as
                     Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

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

                     Amendment No. 1 to Note Agreement with Massachusetts Mutual Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

             10.13+ Simpson Industries, Inc. 1993 Executive long-term Incentive Plan (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

             10.14+ Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

             10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                     Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                     Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

             10.18+ Letter Agreement, dated December 16,1994, with George G. Gilbert (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

             10.19+ Letter Agreement, dated December 16, 1994, with James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

             10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                     Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

             10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                     Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

             10.23+ Letter Agreement, dated March 1, 1996, with James B. Painter (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

              10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                     Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
                     Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year December 31,1997, and incorporated herein by reference)

                     Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
                     Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1998, and incorporated herein by reference)

             10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                     Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
                     Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

                     Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as
                     Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

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

             10.27+ Letter Agreement, dated September 1, 1997, with Vinod M. Khilnani (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)

             10.28+* Letter Agreement dated February 5, 1999, with George A.
                     Thomas

             10.29+* Letter agreement dated March 1, 1999 with George A.
                     Thomas

             21    * Subsidiaries of registrant

             23    * Consent of independent public accountants

             27.1  * Financial Data Schedule

             *Filed with this report

(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SIMPSON INDUSTRIES, INC.


                                    By: /s/ Roy E. Parrott
                                        Roy E. Parrott,
                                        Chairman and Chief Executive Officer
   Date:  March 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 1999.

         Signature                             Title
         ---------                             -----

   /s/ Roy E. Parrott               Chairman and Chief Executive
   Roy E. Parrott                   Officer and Director
                                    (principal executive officer)

   /s/ Vinod M. Khilnani            Vice President, Chief Financial Officer
   Vinod M. Khilnani                (principal financial officer)
                                    (principal accounting officer)

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

   /s/ Robert W. Navarre            Director
   Robert W. Navarre

   /s/ Ronald L. Roudebush          Director
   Ronald L. Roudebush

   /s/ F. Lee Weaver                Director
   F. Lee Weaver

   /s/ Frank K. Zinn                Director and Secretary
   Frank K. Zinn

                              INDEX TO EXHIBITS


3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 and incorporated herein by reference)

3.2 Bylaws, as amended (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 and incorporated herein by reference)

4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris Trust and Savings Bank, as Rights Agent (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference)

         Amendment to Note Agreement with Aetna Life Insurance Company, dated November 17, 1994 (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

         Amendment No. 2 to Note Agreement with Aetna Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.4 +   1984 Stock Option Plan, as amended (previously filed as Exhibit
         10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference)

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

10.13+ Simpson Industries, Inc. 1993 Executive long-term Incentive Plan (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

10.14+ Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

         Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

         Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.18+ Letter Agreement, dated December 16,1994, with George G. Gilbert (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

10.19+ Letter Agreement, dated December 16, 1994, with James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

         Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

         Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.23+ Letter Agreement, dated March 1, 1996, with James B. Painter (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit
         10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

         Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year December 31,1997, and incorporated herein by reference)

         Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1998, and incorporated herein by reference)

10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit
         10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

         Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

         Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company, Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company (previously filed as Exhibit
         10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.27+ Letter Agreement, dated September 1, 1997, with Vinod M. Khilnani (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)

10.28+*  Letter Agreement dated February 5, 1999, with George A. Thomas

10.29+*  Letter agreement dated March 1, 1999 with George A. Thomas

21    *  Subsidiaries of registrant

23    *  Consent of independent public accountants

27.1  *  Financial Data Schedule

      *  Filed with this report