Form 10-Q
period 1999-03-31
SIMPSON INDUSTRIES INC
filed 1999-05-11
CIK 90588

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended March 31, 1999              Commission File Number  0-6611

                          SIMPSON INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

             Michigan                                   38-1225111
(State or other jurisdiction of             IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                           48170-2429
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

                      Yes __X__                  No

At April 30, 1999 there were 18,084,179 outstanding shares of the registrant's common stock, $1.00 par value each.

Consolidated Balance Sheets
(In thousands)
March 31, 1999 and December 31, 1998


                                                March 31
                                              (Unaudited)    Dec. 31
                                              -----------    -------
ASSETS
Current Assets
     Cash and cash equivalents                   $  5,439   $  6,145
     Accounts receivable                           84,025     72,785
     Inventories                                   19,945     22,866
     Customer tooling in process                    3,150      1,749
     Prepaid expenses and other current assets     12,424     10,994
Total Current Assets                              124,983    114,539

Property, Plant and Equipment
     Cost                                         332,601    328,609
     Less Allowance                               164,851    158,724
Total Property, Plant and Equipment               167,750    169,885
Intangible Assets - net                            50,377     52,192
Other Assets                                        2,673      3,938
                                                 --------   --------
                                                 $345,783   $340,554
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current installment of long-term debt            $  4,829   $  4,829
     Accounts payable                              54,161     52,039
     Compensation and amounts withheld              9,427     11,694
     Taxes, other than income taxes                 5,222      2,483
     Other current liabilities                     12,121     11,298
Total Current Liabilities                          85,760     82,343

Long-term debt, excluding current installment     106,889    105,534
Accrued Retirement Benefits and Other              17,422     17,312
Deferred Income Taxes                              10,898     10,797
Shareholders' Equity                              124,814    124,568
                                                 --------   --------
                                                 $345,783   $340,554
                                                 ========   ========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended March 31, 1999 and 1998


                                                       Three Months
                                                   1999            1998
                                                   ----            ----

Net sales                                     $    133,102    $    125,556
Costs and expenses:
     Cost of products sold                         118,763         111,933
     Administrative and selling                      2,776           3,045
     Amortization of intangible assets                 521             458
                                              ------------    ------------
                                                   122,060         115,436
                                              ------------    ------------
Operating Earnings                                  11,042          10,120
Investment and other income, net                       (96)            (73)
Interest expense                                    (2,132)         (2,443)
                                              ------------    ------------
Earnings Before Income Taxes                         8,814           7,604
Income taxes                                         3,085           2,699
                                              ------------    ------------
Net Earnings                                         5,729           4,905
                                              ============    ============
Comprehensive Income - net                    $      1,618    $      4,509
                                              ============    ============

Basic Earnings Per Share                      $       0.32    $       0.27
Diluted Earnings Per Share                    $       0.32    $       0.27
Cash dividends per share                      $       0.10    $       0.10

Average number of common equivalent shares:
      Basic                                     18,144,632      18,179,043
      Diluted                                   18,161,211      18,287,889



See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Three Months Ended March 31, 1999 and 1998


                                                       1999        1998
                                                       ----        ----

OPERATING ACTIVITIES
Net earnings                                        $  5,729    $  4,905
Depreciation and amortization                          6,879       6,160
Provision for deferred income taxes                      101         275
Other                                                    199         116
Changes in operating assets and liabilities           (7,708)     (7,926)
                                                    --------    --------
Cash Provided By Operating Activities                  5,200       3,530

INVESTING ACTIVITIES
Capital expenditures                                  (5,035)     (4,275)
Proceeds from disposal of property and equipment          53           6
                                                    --------    --------
Cash Used In Investing Activities                     (4,982)     (4,269)

FINANCING ACTIVITIES
Cash dividends paid                                   (1,815)     (1,824)
Notes payable - net                                       --      10,000
Proceeds (repayments) of long-term debt, net           1,355         (96)
Cash (Used in) provided by stock transactions           (728)        322
                                                    --------    --------
Cash (Used In) provided from Financing Activities     (1,188)      8,402
Effect of foreign currency exchange rate changes         264        (292)
                                                    --------    --------
Increase (Decrease)In Cash and Cash Equivalents         (706)      7,371
Cash and cash equivalents at beginning of period       6,145       8,235

Cash and Cash Equivalents at End of Period          $  5,439    $ 15,606
                                                    ========    ========

Supplemental Disclosures
   Cash paid during the year for:
         Interest                                   $  2,789    $  3,257
         Income Taxes                                  1,505       2,085


See accompanying notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


Note 2.  Lines of Credit

As discussed in Simpson's 1998 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. At March 31, 1999, there were no borrowings outstanding under the 364-day agreement, and $9 million outstanding under the five-year agreement.

The borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 increased 6.0%, or $7.5 million, over the first quarter of 1998. Weakness in the European market was offset by strong North American sales growth, particularly within the medium- and heavy-duty truck markets. Approximately $1.0 million of the sales growth was due to the April 1, 1998, acquisition of Stahl International, Inc.

Cost of products sold as a percent of sales increased slightly, from 89.1% in the first quarter of 1998 to 89.2% in the first quarter of 1999 reflecting a slight increase in direct production costs. Administrative and selling costs decreased from 2.4% of sales for the first quarter of 1998 to 2.1% of sales for the first quarter of 1999. The decrease can be attributed to the effects of recent cost cutting initiatives. Interest and other expense decreased from 2.0% of sales in the first quarter of 1998 to 1.6% of sales in the first quarter of 1999, primarily due to lower debt levels. As a result, operating earnings increased 9.1%, from $10.1 million as of March 31, 1998 to $11.0 million as of March 31, 1999 and net earnings rose 16.8%, from $4.9 million to $5.7 million over the same period.

Cash flow from operations increased $1.7 million, from $3.5 million for the first three months of 1998 to $5.2 million for the first three months of 1999. Net cash used in investing activities totaled $5.0 million as of March 31, 1999, up $0.7 million from the $4.3 million used as of March 31, 1998. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Cash Flow Before Financing Activities increased $0.9 million, from ($0.7) million as of March 31, 1998 to $0.2 million as of March 31, 1999. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $25 million under a 364-day agreement. Since December 31, 1998, up to $10 million has been borrowed under the five-year agreement. At March 31, 1999, $9 million in borrowings were outstanding under the five-year agreement.

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements, including those relating to future outlook and operating performance, Year 2000 compliance and other statements regarding the belief or current expectations of the company, involve risks and uncertainties. Accordingly, actual results may differ materially as a result of various factors including, but not limited to, general economic conditions in the markets in which the company operates, fluctuation in demand for the company's products, the activities of competitors, and various other factors outside of the company's control. The company does not intend to update these forward-looking statements.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Any future effects will be incorporated into the current year's financial statements.

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

In 1997, we developed a compliance assurance process to address the problem. A project team, headed by the Vice President - Information Technology, has performed a detailed assessment of all internal computer systems, and computing-related equipment in all facilities. Our primary vendors, material suppliers, service suppliers and banks have been asked to verify their Year 2000 readiness. We plan to conduct audits at key supplier locations by June 30, 1999. Our computer operations provider and disaster recovery site have advised us they will be compliant by the same date.

Our central computing hardware and operating software have been updated and are now compliant. While many of our machine tools use programmable logic controllers, they operate independently and are not connected to a computer network. These controllers will be tested by July 31, 1999.

Contingency plans will be completed by May 1999. Several automated and manual approaches are being considered to offset anticipated problems in the supply chain.

Part II.  Other Information

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of Simpson Industries, Inc. was held on April 20, 1999 in Bluffton, IN. The following matters were submitted to a vote of security holders.

     1. The following persons were elected to the Board of Directors until the 2000 annual meeting:

                                            Votes In
          Nominee                             Favor                Withheld
          -------                           --------               --------
          George R. Kempton                15,013,351              637,911
          Ronald L. Roudebush              15,039,164              612,098
          George A. Thomas                 15,023,852              627,410
          F. Lee Weaver                    15,035,833              615,429

     2. Proposal to eliminate classification of Board of Directors and provide for the annual election of all Directors:

          Votes In Favor                   12,247,182
          Votes Against                       385,582
          Votes Withheld/Abstentions          984,519
          Non-Votes                         2,033,979




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

             Exhibit No.               Description
             -----------               -----------

                11                     Computation of Earnings Per Share

                27                     Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIMPSON INDUSTRIES, INC.
                                            Registrant

May 11, 1999                                /s/Vinod M. Khilnani
                                            -----------------------
                                            Vinod M. Khilnani
                                            Vice President and
                                            Chief Financial Officer