Form 10-Q
period 1999-06-30
SIMPSON INDUSTRIES INC
filed 1999-08-11
CIK 90588

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended June 30, 1999              Commission File Number  0-6611

                          SIMPSON INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

             Michigan                                   38-1225111
(State or other jurisdiction of             IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                           48170-2429
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

                      Yes __X__                  No



At July 31, 1999 there were 18,021,211 outstanding shares of the registrant's common stock, $1.00 par value each.




Consolidated Balance Sheets
(In thousands)
June 30, 1999 and December 31, 1998


                                                   June 30
                                                 (Unaudited)    Dec. 31
                                                 -----------    -------
ASSETS
Current Assets
      Cash and cash equivalents                   $  3,724     $  6,145
      Accounts receivable                           81,394       72,785
      Inventories                                   17,847       22,866
   Customer tooling in process                       3,936        1,749
      Prepaid expenses and other current assets     12,144       10,994
                                                  --------     --------
Total Current Assets                               119,045      114,539

Property, Plant and Equipment
      Cost                                         343,467      328,609
      Less Allowance                               169,108      158,724
                                                  --------     --------
Total Property, Plant and Equipment                174,359      169,885
Intangible Assets - net                             48,512       52,192
Other Assets                                         3,159        3,938
                                                  --------     --------
                                                  $345,075     $340,554
                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Current installment of long-term debt       $  4,079     $  4,829
      Notes payable                                  1,300         --
      Accounts payable                              58,723       52,039
      Compensation and amounts withheld             11,438       11,694
      Taxes, other than income taxes                 4,172        2,483
      Other current liabilities                     10,958       11,298
                                                  --------     --------
Total Current Liabilities                           90,670       82,343

Long-term debt, excluding current installment       97,745      105,534
Accrued Retirement Benefits and Other               16,836       17,312
Deferred Income Taxes                               11,239       10,797
Shareholders' Equity                               128,585      124,568
                                                  --------     --------
                                                  $345,075     $340,554
                                                  ========     ========


See accompanying notes to consolidated financial statements.





Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended June 30, 1999 and 1998


                                                      Three Months              Six Months
                                                   ------------------       ------------------
                                                   1999          1998       1999          1998
                                                   ----          ----       ----          ----

Net sales                                     $  139,399    $  128,704    $  272,501    $  254,260
Costs and expenses:
      Cost of products sold                      123,237       113,848       242,000       225,781
      Administrative and selling                   2,748         3,417         5,524         6,462
      Amortization                                   504           482         1,025           940
                                              ----------    ----------    ----------    ----------
                                                 126,489       117,747       248,549       233,183
                                              ----------    ----------    ----------    ----------
Operating Earnings                                12,910        10,957        23,952        21,077
Investment and other income, net                     (13)         (252)         (109)         (325)
Interest expense                                  (2,184)       (2,502)       (4,316)       (4,945)
                                              ----------    ----------    ----------    ----------
Earnings Before Income Taxes                      10,713         8,203        19,527        15,807
Income taxes                                       3,750         2,517         6,835         5,216
                                              ----------    ----------    ----------    ----------
Net Earnings                                  $    6,963    $    5,686    $   12,692    $   10,591
                                              ==========    ==========    ==========    ==========

Comprehensive Income - net                    $    5,687    $    4,764    $    7,305    $    9,273
                                              ==========    ==========    ==========    ==========


Basic Earnings Per Share                      $     0.39    $     0.31    $     0.70    $     0.58
Diluted Earnings Per Share                    $     0.38    $     0.31    $     0.70    $     0.58
Cash dividends per share                      $     0.10    $     0.10    $     0.20    $     0.20

Average number of common equivalent shares:
      Basic                                   18,065,871    18,415,792    18,105,252    18,297,418
      Diluted                                 18,098,138    18,549,620    18,129,674    18,418,755


See accompanying notes to consolidated financial statements.




Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Six Months Ended June 30, 1999 and 1998

                                                            1999       1998
                                                            ----       ----
OPERATING ACTIVITIES
Net earnings                                             $ 12,692    $ 10,591
Depreciation                                               13,790      13,072
Provision for deferred income taxes                           442         565
Amortization of restricted stock                              284         250
(Gain) loss on disposition of assets                           57         159
Changes in operating assets and liabilities, net
   of effects of acquisition of business                      488     (11,040)
                                                         --------    --------
Cash Provided By Operating Activities                      27,753      13,597

INVESTING ACTIVITIES
Capital expenditures                                      (19,775)     (9,291)
Proceeds from disposal of property and equipment              112         375
                                                         --------    --------
Cash Used In Investing Activities                         (19,663)     (8,916)

FINANCING ACTIVITIES
Cash dividends paid                                        (3,621)     (3,664)
Notes Payable, net                                          1,300      (1,212)
Proceeds (repayments) of long-term debt, net               (8,539)     (2,751)
Cash used in stock transactions, net                       (1,389)       (745)
                                                         --------    --------
Cash Used In Financing Activities                         (12,249)     (8,372)
Effect of foreign currency exchange rate changes            1,738        (991)
                                                         --------    --------
Decrease In Cash and Cash Equivalents                      (2,421)     (4,682)
Cash and cash equivalents at beginning of period            6,145       8,235
                                                         --------    --------

Cash and Cash Equivalents at End of Period               $  3,724    $  3,553
                                                         ========    ========

Supplemental Disclosures
     Cash paid during the year for:
         Interest                                        $  3,459    $  4,803
         Income Taxes                                       6,827       5,992




See accompanying notes to consolidated financial statements.





         ITEM 2: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2.  Lines of Credit

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At June 30, 1999, there were no borrowings outstanding under the five-year agreement or the 364-day agreement. In June of 1999, the 364-day agreement was renewed.

Borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.





          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 were a record $139.4 million, an increase of 8.3%, or $10.7 million, over the second quarter of 1998. Year-to-date sales increased 7.2%, or $18.2 million from the first half of 1998. Demand in North America, from both our automotive and heavy-duty customers, continued to be strong. Sales to the "Big Three" (GM, Ford and Daimler/Chrysler) grew 12% this quarter versus the second quarter of 1998. Sales to our heavy-duty and mid-range diesel customers grew 7%. European volumes were also up, although second quarter 1999 U.S. dollar translated sales were less than second quarter 1998 due to a stronger U.S. dollar.

Cost of products sold as a percent of sales decreased from 88.5% in the second quarter of 1998 to 88.4% this quarter. Cost of products sold as a percentage of sales for the first six months of 1999 compared to the first half of 1998 remained constant at 88.8%. Administrative and selling expenses decreased from $3.4 million, or 2.7% of sales, in the second quarter of 1998 to $2.7 million, or 2.0% of sales, in the second quarter of 1999; administrative and selling expenses for the first six months of 1999 decreased from $6.5 million, or 2.5% of sales, in 1998 to $5.5 million, or 2.0% of sales. Our overall cost structure has benefited from the restructuring initiatives we took in 1997 and 1998.

Interest expense decreased from $4.9 million, or 1.9% of sales, in the first six months of 1998 to $4.3 million, or 1.6% of sales in the first six months of 1999. Second quarter interest expense decreased from $2.5 million in 1998, or 1.9% of sales, to $2.2 million in 1999, or 1.6% of sales. The decrease was primarily due to lower levels of outstanding debt.

Reflecting the strong sales growth and cost initiatives noted above, second quarter operating earnings increased 17.8%, from $11.0 million in 1998 to $12.9 million in 1999. Operating earnings for the first six months grew from $21.0 million in 1998 to $24.0 million in 1999, an increase of 13.6%. In addition, and despite a higher effective tax rate, net earnings rose 22.5%, from $5.7 million in the second quarter of 1998 to a record $7.0 million in the second quarter of 1999; net earnings rose 19.8% for the first six months of 1999, from $10.6 million to $12.7 million.

Cash flow from operations was $27.8 million for the first six months of 1999, an increase of $14.2 million from the first six months of 1998. Net cash used in investing activities totaled $19.7 million for the six months ended June 30, 1999, up $10.8 million from the $8.9 million used in the first half of 1998. Strong earnings and working capital management more than offset a significant increase in expenditures for equipment. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Cash flow used in financing activities increased $3.9 million, from $8.4 million through June 1998 to $12.3 million through June 1999. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At June 30, 1999, there were no borrowings outstanding under the five-year agreement or the 364-day agreement. In June of 1999, the 364-day agreement was renewed.





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

Overall, Simpson has implemented new business systems across the corporation and has installed a new midrange and personal computing infrastructure. There is no computing technology imbedded in our manufactured products. Shop floor machine tool controllers have tested successfully. Although we currently believe that our systems are Year 2000 compliant in all material respects, our current systems may contain undetected errors or defects with Year 2000 date functions that may result in material costs.

Simpson's Year 2000 program includes:

Global business systems: Year 2000 business computing issues have been minimized in North America by the implementation of a new enterprise system. The new system received Year 2000 certification from the Information Technology Association of America (ITAA) and has been implemented at all North American locations. Implemented modules included finance, purchasing, manufacturing, human resources and payroll. Simpson has modified and successfully tested remaining legacy systems. European operations have implemented new systems that have been certified as Year 2000 ready and have tested accordingly.

Global engineering systems: Year 2000 engineering computing issues have been minimized by the implementation of a Year 2000 compliant product data management system. Global computer aided engineering (CAE) software and hardware have been remediated and tested and are compliant.

Central computing: Simpson installed a new Year 2000 ready AS/400 computer and operating system in December 1998. Other AS/400 software consists of third party packages under provider maintenance. Third party software readiness has been confirmed with suppliers and all software has been upgraded to Year 2000 ready. Each European location has new Year 2000 ready AS/400 hardware and software.

End user computing: In North America, Simpson has replaced desktop/laptop computers and software. The new equipment and software configuration have been thoroughly tested. Simpson's end user computing environment consists mostly of Microsoft products, which are Year 2000 ready. In Europe, Year 2000 compliance personal computer testing has been completed and minor exceptions are being remediated.

Environmental operations: Year 2000 impact on environmental operations has been determined. HVAC, building security systems, phone systems, fire alarm systems, uninterruptable power supplies (UPS), and building/plant utilities have been remediated, as required.





Manufactured Products: Simpson products have been reviewed for Year 2000 compliance. Manufactured products do not use embedded microprocessor technology nor do they rely on microprocessor technology for operation.

Shop floor and Technical Center: In North America, machine tools are stand-alone (vs. integrated in a computing network). Machine tool controllers have been tested and experienced no Year 2000 problems. In Europe and Brazil, PLC vendors have been contacted and, for the most part, report compliance.

Simpson suppliers, agents, and service providers: Direct material suppliers were contacted in September 1997 with a follow-up mailing in October 1998. A two-day audit was conducted at five key suppliers. A similar Year 2000 questionnaire was sent to indirect material suppliers in December 1998. Key agents and service providers, including utility companies (gas, electric, and water), banks, telephone and data communications providers, have been contacted. Replies indicate readiness by all key agents and service providers. Additionally, our midrange-computing service provider is Year 2000 compliant. Our European locations have pursued a similar direction with key suppliers and service providers, who have indicated they are Year 2000 compliant.

Contingency Plans: Simpson will manage Year 2000 business interruptions as it would any other business interruptions. Simpson has developed contingency plans relating to Year 2000 and those plans will be continuously reviewed and revised as we learn more about the potential environment. These contingency plans would allow Simpson to operate certain critical functions for a short period of time without the intervention of computers. However, the contingency plans are expected to provide relief for only a short period of time, after which interruptions in the Company's normal business activities could have a material adverse effect on the Company's operations.

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








Exhibit (10.25) - Second Amendment to Credit Agreement


Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

          Exhibit No.                   Description
          -----------                   -----------
            10.25           Second Amendment to Credit Agreement (364
                            Day), dated June 15, 1999, among Simpson
                            Industries, Inc., certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V., and Comerica Bank

            11              Computation of Earnings Per Share

            27              Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.