Form 10-Q
period 1999-09-30
SIMPSON INDUSTRIES INC
filed 1999-11-10
CIK 90588

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended September 30, 1999        Commission File Number     0-6611

                          SIMPSON INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

            Michigan                                    38-1225111
(State or other jurisdiction of              IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                       48170-2429
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

Yes __ X __                    No _______

At October 31, 1999 there were 18,008,728 outstanding shares of the registrant's common stock, $1.00 par value each.

=============================================================================





Consolidated Balance Sheets
(In thousands)
September 30, 1999 and December 31, 1999

                                                Sept. 30
                                               (Unaudited)   Dec. 31
                                               -----------   -------
ASSETS
Current Assets
     Cash and cash equivalents                   $  5,717   $  6,145
     Accounts receivable                           81,978     72,785
     Inventories                                   17,617     22,866
     Customer tooling in process                    6,271      1,749
     Prepaid expenses and other current assets     11,358     10,994
                                                 --------   --------
Total Current Assets                              122,941    114,539

Property, Plant and Equipment
     Cost                                         352,785    328,609
     Less Allowance                               175,105    158,724
Total Property, Plant and Equipment               177,680    169,885
Intangible Assets - net                            48,423     52,192
Other Assets                                        3,016      3,938
                                                 --------   --------
                                                 $352,060   $340,554
                                                 ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment of long-term debt       $  4,079   $  4,829
     Notes payable                                 10,400       --
     Accounts payable                              50,307     52,039
     Compensation and amounts withheld             10,838     11,694
     Taxes, other than income taxes                 3,105      2,483
     Other current liabilities                      8,372     11,298
                                                 --------   --------
Total Current Liabilities                          87,101     82,343

Long-term debt, excluding current installment     106,100    105,534
Accrued Retirement Benefits and Other              16,901     17,312
Deferred Income Taxes                              11,550     10,797
Shareholders' Equity                              130,408    124,568
                                                 --------   --------
                                                 $352,060   $340,554
                                                 ========   ========


See accompanying notes to consolidated financial statements.






Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended September 30, 1999 and 1998


                                                       Three Months                    Nine Months
                                              ----------------------------    ----------------------------
                                                  1999             1998            1999            1998
                                                  ----             ----            ----            ----
Net sales                                     $    124,220    $    110,016    $    396,721    $    364,276
Costs and expenses:
     Cost of products sold                         114,382         103,732         356,382         329,513
     Administrative and selling                      3,201           2,924           8,725           9,386
     Amortization                                      508             524           1,533           1,464
                                              ------------    ------------    ------------    ------------
                                                   118,091         107,180         366,640         340,363
                                              ------------    ------------    ------------    ------------
Operating Earnings                                   6,129           2,836          30,081          23,913
Investment and other income, net                       177             904              68             579
Interest expense                                    (2,178)         (2,353)         (6,494)         (7,298)
                                              ------------    ------------    ------------    ------------
Earnings Before Income Taxes                         4,128           1,387          23,655          17,194
Income taxes                                         1,278             458           8,113           5,674
                                              ------------    ------------    ------------    ------------
Net Earnings                                  $      2,850    $        929    $     15,542    $     11,520
                                              ============    ============    ============    ============

Comprehensive Income - net                    $      3,836    $      1,368    $     11,141    $     10,641
                                              ============    ============    ============    ============

Basic Earnings Per Share                      $       0.16    $       0.05    $       0.86    $       0.63
Diluted Earnings Per Share                    $       0.16    $       0.05    $       0.86    $       0.63
     Cash dividends per share                 $       0.10    $       0.10    $       0.30    $       0.30

Average number of common equivalent shares:
     Basic                                      18,033,679      18,318,644      18,081,394      18,304,493
     Diluted                                    18,098,532      18,395,029      18,119,294      18,410,846

See accompanying notes to consolidated financial statements.





Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Nine Months Ended September 30, 1999 and 1998


                                                      1999        1998
                                                      ----        ----
OPERATING ACTIVITIES
Net earnings                                        $ 15,542    $ 11,520
Depreciation and amortization                         20,800      19,237
Provision for deferred income taxes                      753         924
Other                                                    540         544
Changes in operating assets and liabilities          (13,876)    (14,334)
                                                    --------    --------
Cash Provided By Operating Activities                 23,759      17,891

INVESTING ACTIVITIES
Capital expenditures                                 (29,604)    (14,894)
Proceeds from disposal of property and equipment         789         391
                                                    --------    --------
Cash Used In Investing Activities                    (28,815)    (14,503)

FINANCING ACTIVITIES
Cash dividends paid                                   (5,425)     (5,494)
Notes Payable, net                                    10,400       2,488
Proceeds (repayments) of long-term debt, net            (184)     (1,389)
Cash used in stock transactions, net                  (1,485)     (1,724)
                                                    --------    --------
Cash Provided From (Used In) Financing Activities      3,306      (6,119)
Effect of foreign currency exchange rate changes       1,322        (661)
                                                    --------    --------
Decrease In Cash and Cash Equivalents                   (428)     (3,392)
Cash and cash equivalents at beginning of period       6,145       8,235
                                                    --------    --------

Cash and Cash Equivalents at End of Period          $  5,717    $  4,843
                                                    ========    ========

Supplemental Disclosures
    Cash paid during the year for:
         Interest                                   $  6,208    $  7,628
         Income Taxes                                  7,744       7,440


See accompanying notes to consolidated financial statements.





             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2.  Lines of Credit

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At September 30, 1999, there was $10 million outstanding under the five-year agreement and no borrowings outstanding under the 364-day agreement.

Borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.









     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Net sales for the third quarter of 1999 were a record $124.2 million, an increase of 12.9%, or $14.2 million, over the third quarter of 1998. Year-to-date sales increased 8.9%, or $32.4 million from 1998. Demand in North America from our automotive customers continued to be strong. Sales to the "Big Three" (GM, Ford and Daimler/Chrysler) grew 21% this quarter versus the third quarter of 1998. Sales to our heavy-duty and mid-range diesel customers decreased 1%. European sales were also up, although third quarter 1999 U.S. dollar translated sales remained relatively flat with the third quarter 1998 due to a stronger U.S. dollar.

Cost of products sold as a percent of sales decreased from 94.3% in the third quarter of 1998 to 92.1% this quarter. Cost of products sold as a percentage of sales for the first nine months of 1999 compared to the first nine months of 1998 decreased from 90.5% to 89.8%. Administrative and selling expenses as a percent of sales decreased from 2.7% in the third quarter of 1998 to 2.6% this quarter; administrative and selling expenses for the first nine months of 1999 decreased from $9.4 million, or 2.6% of sales, in 1998 to $8.7 million, or 2.2% of sales. Our overall cost structure has benefited from the restructuring initiatives we took in 1997 and 1998.

Third quarter interest expense decreased from $2.4 million in 1998, or 2.1% of sales, to $2.2 million in 1999, or 1.8% of sales. Interest expense decreased from $7.3 million, or 2.0% of sales, for the nine months ended September 30, 1998 to $6.5 million, or 1.6% of sales for the nine months ended September 30, 1999. The decrease was primarily due to lower levels of outstanding debt.

Third quarter operating earnings increased $3.3 million, from $2.8 million in 1998 to $6.1 million in 1999, mainly due to the GM strike in the third quarter of 1998. Year to date operating earnings grew from $23.9 million in 1998 to $30.1 million in 1999, an increase of 25.8%. In addition, net earnings rose $1.9 million, from $0.9 million in the third quarter of 1998 to $2.8 million in the third quarter of 1999; year-to-date net earnings rose 34.9%, from $11.5 million to $15.5 million.

Cash flow from operations was $23.8 million for the first nine months of 1999, an increase of $5.9 million over the first nine months of 1998. Net cash used in investing activities totaled $28.8 million for the nine months ended September 30, 1999, up $14.3 million from the $14.5 million used in the nine months ended September 30, 1998. Strong earnings and working capital management more than offset a significant increase in expenditures for equipment. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Cash flow provided from financing activities increased $9.4 million, from a use of $6.1 million through September 1998 to providing $3.3 million through September 1999. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At September 30, 1999, there was $10 million outstanding under the five-year agreement and no borrowings outstanding under the 364-day agreement.


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

In 1997, we developed a compliance assurance process to address the problem. A project team, headed by the Vice President - Information Technology, has performed a detailed assessment of all internal computer systems, and computing-related equipment in all facilities. Our primary vendors, material suppliers, service suppliers and banks were asked to verify their Year 2000 readiness.

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

Shop floor and Technical Center: In North America, machine tools are stand-alone (vs. integrated in a computing network). Machine tool controllers have been tested and experienced no Year 2000 problems. In Europe and Brazil, PLC vendors have been contacted and report compliance.

Simpson suppliers, agents, and service providers: Direct material suppliers were contacted in September 1997 with a follow-up mailing in October 1998. A two-day audit was conducted at five key suppliers. A similar Year 2000 questionnaire was sent to indirect material suppliers in December 1998. Key agents and service providers, including utility companies (gas, electric, and water), banks, telephone and data communications providers, have been contacted. Replies indicate readiness by all key suppliers, agents and service providers. Additionally, our midrange-computing service provider is Year 2000 compliant. Our European locations have pursued a similar direction with key suppliers and service providers, who have indicated they are Year 2000 compliant.

Contingency Plans: Simpson will manage Year 2000 business interruptions, if any occur as it would any other business interruptions. Simpson has developed contingency plans relating to Year 2000 and those plans will be continuously reviewed and revised as we learn more about the potential environment. These contingency plans would allow Simpson to operate certain critical functions for a short period of time without the intervention of computers. However, the contingency plans are expected to provide relief for only a short period of time, after which interruptions in the Company's normal business activities could have a material adverse effect on the Company's operations. Furthermore, since the Company's operations are also dependent upon key suppliers and service providers beign Year 2000 compliant on a timely basis, there can be no assurance that our effors will prevent a material adverse impact on the Company's operations should such suppliers and service providers experience significant problems.

Certain statements in this report may be "forward-looking statements" under the Securities Exchange Act of 1934. Statements regarding future operating performance, new programs expected to be launched, Year 2000 compliance and other future prospects and developments are based on current expectations and involve certain risks and uncertainties that could cause the actual results and developments to differ materially from the forward-looking statements. Potential risks and uncertainties include such factors as demand for the Company's products, pricing and other actions taken by competitors, and general economic conditions affecting the markets served by the Company.







Part II.  Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.


             Exhibit No.                    Description
             -----------                    -----------

                11                          Computation of Earnings Per Share

                27                          Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMPSON INDUSTRIES, INC.
                                   Registrant

November 10, 1999                  /s/Vinod M. Khilnani
                                   Vinod M. Khilnani
                                   Vice President and Chief Financial Officer