Form 10-Q/A
period 1999-09-30
SIMPSON INDUSTRIES INC
filed 2000-02-25
CIK 90588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

         This Form 10-Q/A, Amendment Number 1, amends and supplements the Form 10-Q (the "Original 10-Q") filed by Simpson Industries, Inc. (the "Company") on November 10, 1999. The sole purpose of this Amendment Number 1 is to amend Part II, Item 6 and the Exhibits of the Original 10-Q to add as an exhibit amended bylaws of the Company. Item 6 of the Original 10-Q is hereby amended and restated to read in its entirety and Exhibit 3 is added as follows:

Part II.          Other Information

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

         Exhibit No.                       Description

              3                            Bylaws, as amended

             11                            Computation of Earnings per Share

             27                            Financial Data Schedule

(b)  Reports on From 8-K

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

February 25, 2000                   /S/VINOD M. KHILNANI

                                    Vinod M. Khilnani
                                    Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


     EXHIBIT NO.                DESCRIPTION

        3                       Bylaws, as amended

       11                       Computation of Earnings Per Share

       27                       Financial Data Schedule