Form 10-K
period 1999-12-31
SIMPSON INDUSTRIES INC
filed 2000-03-17
CIK 90588

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission File Number 0-6611

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

Securities registered pursuant to Section 12(g)of the Act:          Common Stock, $ 1.00 par value
                                                                         (Title of Class)

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
                                            Yes  X           No
                                               -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 15, 2000, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $165,155,657.

At March 15, 2000, there were outstanding 17,883,194 shares of the registrant's common stock, $1.00 par value each.

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders have been incorporated by reference in this Annual Report on Form 10-K (Part III).

                                     PART I
ITEM 1.    BUSINESS

INTRODUCTION

Simpson Industries, Inc. (the "Company") was organized under Michigan law in 1945. The Company's executive offices are located in Plymouth, Michigan, and the fourteen plant facilities at which its manufacturing operations are conducted are located in Michigan, Ohio, Indiana, North Carolina, Tennessee, Ontario (Canada), Iztapalapa, Mexico City, District of Mexico (Mexico), Halifax (England), Lyon (France), Barcelona (Spain) and Sao Paulo (Brazil). The Company also has interests in joint ventures in Pune (India) and Seoul (South Korea). Reference in this report to the Company includes Simpson Industries, Inc., and its predecessors, divisions and subsidiaries, unless otherwise indicated by the context.

PRINCIPAL PRODUCTS AND MARKETS

The Company develops and produces precision-engineered automotive components and modular systems for automotive, sport utility, light- and heavy-duty truck and diesel engines. The Company's major product lines include vibration control products, air conditioning compressor components, wheel-end and suspension components and assemblies, oil pumps, water pumps and other modular engine assemblies and transmission and driveline components that are machined from castings and forgings. These products are produced principally for original equipment manufacturers in North America and Europe.

The Company manages its business under three similar product groups that are aggregated together as one segment in the global vehicular industry. These groups have similar long-term financial performance and economic characteristics. The products from all three groups utilize similar manufacturing processes. The production of the finished parts from the three focused groups uses similar machining equipment which may be interchanged from group to group. The Company distributes and sells final product to the same type of customers from all of its three product groups. The Company maintains product design and process development staffs, which work with customers' engineers, principally in the design, testing and development of new products, as well as in the on-going refinement of existing products. The Company also conducts its own research and development activities, which are separate from the product development activities conducted in cooperation with its customers. The Company expended $4,273,000 in 1999, $4,313,000 in 1998 and $3,668,000 in 1997 for its
research and development.

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

The Company's customers to whom sales exceeded 10% of total net sales include General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation. Substantially all of the Company's sales are based on competitive proposals on requests from customers. Sales of all products to General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation during the years ended December 31, 1999, 1998 and 1997 accounted for 55.3%, 54.3% and 60.1%, respectively, of the Company's total sales during those periods. In recent years, sales to other significant customers, in particular Consolidated Diesel Corporation, Caterpillar Incorporated, Cummins Engine Company Inc., Peugeot and Renault have grown in importance as the Company has broadened its customer base and more narrowly focused its product direction. However, the loss of all or a substantial portion of sales to major customers could have a detrimental effect on the Company's business. The Company believes that such a loss is unlikely because the Company's products, which generally have a life of five to ten years, require a substantial initial investment in engineering, equipment and tooling. Moreover, sales to automotive customers consist of a large number of different products as well as different types of the same products, which are sold to separate divisions and operating groups within each customer's organization. These customer-operating units generally act independently when making their purchasing decision.

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

At December 31, 1999, the Company employed 2,555 people on an active basis.

Since most of the Company's machined products are for engines, transmissions and drive trains, they are generally not affected by style changes and their production and delivery continue at a relatively uniform rate. However, the Company's operations are affected by the cyclical nature of the United States and European automobile, sport utility and light- and heavy-duty vehicle markets.

The Company's operations are conducted within one business segment and sales attributable to customers outside the United States from U.S. operations were $62,256,000 in 1999, $55,200,000 in 1998 and $63,400,000 in 1997.

EXECUTIVE OFFICERS

Set forth below is certain information concerning the current executive officers of the Company, which group includes the Company's principal officers.




                  NAME AND AGE                                     OFFICE(S) AND LENGTH OF SERVICE
                  ------------                                     -------------------------------
         Roy E. Parrott, 59 .......................       Director since 1989; Chief Executive Officer since 1994;
                                                           Chairman since 1997; and President from 1989 to 1999

         George A. Thomas, 50......................       President, Chief Operating Officer and Director since 1999

         Vinod M. Khilnani, 47 ....................       Vice President and Chief Financial Officer since 1997; and
                                                           Treasurer during 1997

         George G. Gilbert, 51 ....................       Vice President - Strategic Development & Emerging Markets
                                                           and Technology Services since 1998; Vice President -
                                                           Technology Service since 1995; Vice President -
                                                           Transmission & Chassis Group from 1993 to 1995; and
                                                           Vice President - Engine Products Group from 1990 to 1993

         James  A. Hug, 53 ........................       Vice President - Transmission & Chassis Products since
                                                           1997; Vice President - Automotive Group from 1995 to
                                                           1997; Vice President - Heavy Duty Products Group from
                                                           1992 to 1995; and Vice President - Heavy Duty Products
                                                           Group -  South from 1990 to 1992

         James B. Painter, 50......................       Vice President - NVH/Engine Products since 2000; Vice
                                                           President - Engine Products from 1998 to 1999; Vice
                                                           President - Heavy-Duty Group from 1995 to 1998; and Vice
                                                           President - Materials Management during 1995

Mr. Thomas was an executive with the automotive supply operations of TRW, Inc. from 1990 until he joined the Company on March 1, 1999. Mr. Thomas held various other positions with TRW since 1972.

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

                             PROPERTIES IN ACTIVE USE


                                                                APPROXIMATE                APPROXIMATE
                          LOCATION                               LAND AREA                 FLOOR SPACE
                          --------                               ---------                 -----------
     Litchfield, Michigan..........................                22.8  Acres                230,000  Square Feet
     Plymouth, Michigan............................                 5.5                        68,000
     Middleville, Michigan.........................                 3.5                       107,000
     Fremont, Indiana..............................                13.7                       105,000
     Bluffton, Indiana.............................                12.5                       176,000
     Edon, Ohio....................................                15.2                       134,000
     Troy, Ohio....................................                12.2                       100,000
     Greenville, North Carolina....................                12.6                       113,000
     Thamesville, Ontario..........................                 6.0                        62,000
     Lyon, France..................................                 3.8                        83,000
     Halifax, England..............................                 1.7                        54,000
     Barcelona, Spain..............................                 2.2                        55,000
     Iztapalapa, Mexico............................                 2.8                        86,000
     Memphis,Tennessee.............................                 n/a                        28,000
     Sao Paulo, Brazil.............................                 3.6                        45,000
 TOTAL IN ACTIVE USE                                              118.1                     1,446,000


ITEM 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Price and Dividend Information

The Company's common stock is traded on the NASDAQ National Market Issue under the symbol SMPS.

Stock prices are quoted in the automated quotation system operated by the National Association of Securities Dealers Automated Quotation System. The quarterly range of bid prices per share, as reported by NASDAQ, and the dividends paid thereon during the years ended December 31, 1999 and 1998 are shown in the accompanying table. Such prices may represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1999 there were 3,713 individual shareholders of record of Simpson common stock. Other Simpson common shares outstanding were held in bank, money management, company and brokerage house "nominee" accounts for an estimated 4,200 additional shareholders as beneficial owners.



                                      Bid Price per Share
                                      -------------------   Dividend Paid
Quarter Ended                       High             Low      Per Share
                                    ----             ---      ---------

March 31, 1998                       $14             $11 1/2    $ .10
June 30, 1998                         15 3/8          11 7/8      .10
September 30, 1998                    13 7/8           9 1/8      .10
December 31, 1998                     12 1/8           8 3/4      .10
March 31, 1999                        11               8 1/2      .10
June 30, 1999                         10 3/4           9          .10
September 30, 1999                    12 5/8           9 1/2      .10
December 31, 1999                     12 1/8           9 1/2      .10


ITEM 6. SELECTED FINANCIAL DATA
Five Year Summary
(Dollar amounts in millions, except per share and per employee)


                                         1999              1998              1997              1996            1995
                                         ----              ----              ----              ----            ----
Operating Data
Net sales                                $532.7            $496.4            $451.5            $408.0          $395.1
Cost of products sold                     478.9             446.9             406.5             365.3           354.4
Gross profit                               53.8              49.5              45.0              42.7            40.7
         as a % of sales                   10.1%             10.0%             10.0%             10.5%           10.3%
Operating earnings before provisions for
restructuring and plant closings          $39.0             $34.1             $30.9             $29.6           $28.8
         as a % of sales                    7.3%              6.9%              6.8%              7.3%            7.3%
Net earnings                              $20.8             $14.8(1)          $10.1(2)          $17.6(3)        $15.3
         as a % of sales                    3.9%              3.0%              2.2%              4.3%            3.9%
Net earnings per
 share (diluted)                          $1.15             $0.80             $0.55             $0.97           $0.85
Dividend per share                         0.40              0.40              0.40              0.40            0.40
Weighted average shares
 (millions)                                18.1              18.4              18.2              18.1            18.0

At Year End
Working capital (4)                       $33.9             $32.2             $36.4             $45.0           $40.3
         as a % of sales                    6.4%              6.5%              8.1%             11.0%           10.2%
Total assets                              361.5             340.6             341.5             249.0           232.5
Long-term debt                             99.0             105.5             118.6              58.6            62.3
Shareholders' equity                      133.0             124.6             117.9             116.0           105.1
Book value per share                       7.42              6.85              6.50              6.42            5.84
%Debt/equity                                 79%               89%             104%                54%             61%
%Debt/total capital                          44%               47%              51%                35%             38%

Additional Statistics
New program launches                          9                15               13                  6              10
EBITDA (5)                                 66.6              60.3             54.3(7)            50.1            47.7
Depreciation and
 amortization expense                      27.6              26.1             23.4               20.5            18.9

Capital investment                         41.8              19.6             29.0               26.3            31.5
% return on
  average equity                           16.2%             12.2%             8.6%              15.9%           15.1%

Sales per employee                       $210,461          $204,512         $197,687           $190,654        $186,706
Operating earnings
   per employee                            15,404            14,067(6)        13,537(7)          13,832          13,594
Number of employees, year end               2,555             2,518            2,355              2,115           2,050

Stock Activity
Price Range                              $8 1/2-12 5/8     $8 3/4-15 3/8    $9 1/8-12 3/4      $8 3/8-11 1/    $8-12 1/8
Price at year end                               11 1/4           9 11/16           11 3/4          10 57/64            9

Notes:
(1) 1998 includes $1.9 million for net restructuring provision.
(2) 1997 includes $5.7 million for provision for net plant closing costs.
(3) 1996 includes $1.1 million for federal tax credits.
(4) Working capital excludes notes payable.
(5) EBITDA includes operating income plus depreciation and amortization.
(6) Before provision for restructuring of $2.5 million.
(7) Before provision for plant closings of $8.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
The following table summarizes the Company's results of operations as a percentage of net sales for the years ending December 31, 1999, 1998, and 1997:


                                                          1999              1998             1997
                                                          ----              ----             ----
Net sales                                                100.0%            100.0%           100.0%
Cost of products sold                                     89.9              90.0             90.0
Administrative and selling                                 2.4               2.7              2.9
Amortization of intangible assets                          0.4               0.4              0.2
Provision for restructuring and plant closings             ---               0.5              1.9
Operating Earnings                                         7.3               6.4              5.0
Investment and other income, net                          (0.3)              ---             (0.1)
Interest expense                                           1.7               1.9              1.7
Earnings Before Income Taxes                               5.9               4.5              3.4
Income taxes                                               2.0               1.5              1.2
Net Earnings                                               3.9%              3.0%             2.2%


1999 COMPARED TO 1998
1999 net sales reached a record $532,676,000, reflecting a 7.3% increase over 1998 net sales of $496,419,000. Record-setting North American light vehicle production levels, combined with continued growth in shipments to the medium- and heavy-duty truck markets, were the key factors contributing to the strong sales.

Cost of products sold as a percent of sales decreased from 90.0% in 1998 to 89.9% in 1999. The decrease was primarily due to improved product mix and other manufacturing efficiencies. Administrative and selling expenses decreased from 2.7% of sales in 1998 to 2.4% of sales in 1999, reflecting a decreased administrative cost base resulting from last year's restructuring initiatives. In 1998, the Company initiated a worldwide workforce reduction program aimed at improving its long-term competitiveness and global cost structure.

Amortization expense remained constant, at 0.4% of sales in 1998 and 1999. In 1998 the Company recorded a pre-tax charge of $2,500,000 associated with the above-referenced workforce reduction program. There were no such charges in 1999.

Operating earnings increased from 6.4% of sales in 1998 to 7.3% of sales in 1999, reflecting both increased year-over-year sales volumes and decreased year-over-year fixed costs. Earnings increases occurred in all of our key businesses, but were especially strong within our European organization - despite significant start-up costs associated with a major new program launch.

Net investment and other income increased $1,713,000 primarily due to interest earned on Federal tax refunds finalized during 1999 relating to credits for increasing research activities. Interest expense decreased slightly from $9,588,000 in 1998 to $9,279,000 in 1999, reflecting lower average debt levels. In 1999, the Company's effective tax rate was 34.3%, up slightly from 34.0% in 1998.

1998 COMPARED TO 1997
Net sales in 1998 were $496,419,000, a 9.9% increase over the prior year's net sales of $451,518,000. This increase was due to growth in the Class 8 truck market, as well as the full year impact of revenues related to the June, 1997 acquisition of the Vibration Attenuation Business (VA Business).

Cost of products sold as a percent of sales was 90.0% in 1997 and 1998, despite an increase in new program launches - from thirteen in 1997 to fifteen in 1998. Administrative and selling expenses decreased from 2.9% of sales in 1997 to 2.7% of sales in 1998 due to leverage from volume increases. Amortization increased from 0.2% in 1997 to 0.4% in 1998, reflecting the mid-year 1997 acquisition of the VA Business.

Plant closing and restructuring costs declined from 1.9% of sales in 1997 to 0.5% of sales in 1998. In 1997, the Company recorded a provision for plant closing costs of $8,769,000 relating to the closure and consolidation of its Jackson and Gladwin, Michigan plants with other North American operations. In

1998, the Company announced a worldwide workforce reduction and recorded a pre-tax charge of $2,500,000, primarily to cover the expenses of severance-related payments. The action was initiated to improve the Company's long-term competitiveness and global cost structure, while maintaining a strong commitment to its new product development and customer support activities.

Operating earnings increased from 5.0% of sales in 1997 to 6.4% of sales in 1998. Excluding the Plant closing and restructuring charges, operating earnings increased 10.4%, from $30,919,000 in 1997 to $34,146,000 in 1998.

Investment and other income decreased $228,000 in 1998 from $524,000 in 1997 to $296,000 in 1998, primarily due to lower average invested cash balances and lower interest rates. Interest expense increased $2,137,000, reflecting the full year impact of the debt incurred for the VA acquisition. 1998 income tax expense reflected an effective rate of 34.0%. The effective income tax rate in 1997 was 33.8%.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash generated from operations was $43,557,000 in 1999, a 6.5% increase versus the $40,901,000 generated in 1998 and a 44.6% increase versus the $30,115,000 generated in 1997. The cash flows were largely provided by net earnings and non-cash charges for depreciation. Working capital (excluding notes payable) was $33,893,000, $32,196,000 and $36,366,000 as of December 31, 1999,
1998 and 1997 respectively.

During 1999 the Company invested $41,820,000 in capital equipment and plant expansions, compared to $19,571,000 in 1998 and $28,977,000 in 1997. Capital expenditures for 2000 are expected to exceed $45 million and will principally support investments in new and replacement business both domestically and internationally.

The Company has paid uninterrupted cash dividends each year since becoming publicly-owned in 1972. Dividends paid in 1999 were $7,221,000 compared to $7,316,000 in 1998 and $7,252,000 in 1997. The dividend rate for all three years was $.40 per share.

In June 1999, the Company amended it's revolving credit agreement which allows for borrowings of up to $50 million under a 364-day agreement. The Company also maintains a revolving credit agreement which allows for borrowings of up to $25 million under a five-year agreement. At December 31, 1999 there were $8.8 million of borrowings outstanding under the five-year agreement and there were no borrowings outstanding under the 364-day agreement. Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin. At December 31, 1999, the outstanding borrowings under these agreements are at an interest rate of approximately 6.8% and there was $730,000 committed as letters of credit. At December 31, 1999, $5 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

The Company also maintains unsecured, short-term credit lines with banks under which it may borrow $32,300,000, of which $500,000 was committed as letters of credit. Short-term borrowings outstanding under the credit lines totaled $7,100,000 at December 31, 1999.

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

IMPACT OF INFLATION
The Company does not expect that it will be significantly impacted by inflation in 2000.

IMPACT OF FASB STATEMENTS
Derivative Instruments and Hedging Activities: FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In 1999 the Board deferred the effective date of SFAS No. 133 with FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement does not have a material effect on the consolidated financial statements.

YEAR 2000
No Year 2000 compliance failures or service interruptions were experienced. All of our customers and suppliers reported having no Year 2000 problems.

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements, including those relating to future outlook and operating performance, capital expenditures and other statements regarding the belief or current expectations of the Company, involve risks and uncertainties. Accordingly, actual results may differ materially as a result of various factors including, but not limited to, general economic conditions in the markets in which the Company operates, fluctuation in demand for the Company's products, the activities of competitors, and various other factors outside the Company's control. The Company does not intend to update these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                           Year Ended December 31
                                                                           ----------------------
                                                                   1999               1998               1997
                                                                   ----               ----               ----
Net sales                                                     $532,676            $496,419            $451,518

Costs and expenses:
    Cost of products sold                                      478,903             446,914             406,513
     Administrative and selling                                 12,746              13,397              13,152
     Amortization of intangible assets                           2,039               1,962                 934
     Provision for restructuring and plant closings                 --               2,500               8,769
                                                             ---------           ---------           ---------
                                                               493,688             464,773             429,368
                                                             ---------           ---------           ---------
Operating Earnings                                              38,988              31,646              22,150
Investment and other income, net                                 2,009                 296                 524
Interest expense                                                (9,279)             (9,588)             (7,451)
                                                             ---------           ---------           ---------

Earnings Before Income Taxes                                    31,718              22,354              15,223
Income taxes                                                    10,880               7,599               5,144
                                                             ---------           ---------           ---------

Net Earnings                                                 $  20,838           $  14,755           $  10,079
                                                             =========           =========           =========

Basic Earnings Per Share                                     $    1.15           $     .81           $     .56
                                                             =========           =========           =========

Diluted Earnings Per Share                                   $    1.15           $     .80           $     .55
                                                             =========           =========           =========


See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows


(In thousands)                                                    Year Ended December 31
                                                                  ----------------------
                                                               1999         1998        1997
                                                               ----         ----        ----
OPERATING ACTIVITIES
Net earnings                                               $  20,838    $  14,755    $  10,079
Adjustments to reconcile net earnings to cash
     provided by operating activities:
     Depreciation and amortization                            27,594       26,115       23,427
     Provision for restructuring and plant closings              ---        2,500        6,424
     Provision for deferred income taxes                      (1,390)        (665)        (828)
     Amortization of restricted stock                            573          487          356
     Loss  on disposition of assets                               57          223          249
Changes in operating assets and liabilities:
     Accounts receivable                                     (11,242)      (6,070)     (12,118)
     Inventories                                               3,475       (2,404)      (2,466)
     Other assets                                             (8,128)       6,006       (6,381)
     Accounts payable and accrued expenses                    11,780          (46)      11,373
                                                           ---------    ---------    ---------
        Cash Provided by Operating Activities                 43,557       40,901       30,115

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                    ---          ---      (75,293)
Capital expenditures                                         (41,820)     (19,571)     (28,977)
Proceeds from disposal of property and equipment                 812          450        2,105
                                                           ---------    ---------    ---------
         Cash Used in Investing Activities                   (41,008)     (19,121)    (102,165)

FINANCING ACTIVITIES
Cash dividends paid                                           (7,221)      (7,316)      (7,252)
Notes payable, net                                            10,908       (1,211)         ---
Principal repayments of long-term debt                       (15,329)     (16,780)     (55,079)
Proceeds from long-term borrowings                            10,000        5,000      115,000
Repurchase of common stock                                    (3,075)      (2,774)         ---
Exercise of stock options, net                                   440          327          ---
                                                           ---------    ---------    ---------
        Cash (Used in) Provided by Financing Activities       (4,277)     (22,754)      52,669

Effect of foreign currency exchange rate changes               2,945       (1,116)      (1,286)
                                                           ---------    ---------    ---------
       Increase (Decrease) In Cash and Cash Equivalents        1,217       (2,090)     (20,667)

Cash and cash equivalents at beginning of year                 6,145        8,235       28,902
                                                           ---------    ---------    ---------

Cash and Cash Equivalents at End of Year                   $   7,362    $   6,145    $   8,235
                                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURES:
                  Cash paid during the year for:
                                            Interest       $   6,936    $   9,808    $   5,625
                                            Income Taxes      10,641        8,436        8,538

                  Non cash transactions: The Company issued shares of common stock and a note payable in connection with the acquisition of Stahl International in 1998.

See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets
(In thousands, except share amounts)                         December 31
                                                             -----------
                                                          1999         1998
                                                         -----         ----
ASSETS
Current Assets
         Cash and cash equivalents                   $   7,362    $   6,145
         Accounts receivable                            84,124       72,785
         Inventories                                    19,448       22,866
         Customer tooling in process                     6,404        1,749
         Prepaid expenses and other current assets      11,960       10,994
                                                     ---------    ---------
Total Current Assets                                   129,298      114,539
Property, Plant and Equipment, at cost
         Land                                            4,392        4,642
         Buildings and improvements                     54,622       59,165
         Machinery and equipment                       303,245      264,802
                                                     ---------    ---------
                                                       362,259      328,609
         Less accumulated depreciation                 179,346      158,724
                                                     ---------    ---------
Net Property, Plant and Equipment                      182,913      169,885
Intangible Assets - net                                 46,847       52,192
Other Assets                                             2,398        3,938
                                                     ---------    ---------
                                                     $ 361,456    $ 340,554
                                                     =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
         Current installments of long-term debt      $   6,079    $   4,829
         Notes Payable                                  10,908            -
         Accounts payable                               62,654       52,039
         Compensation and amounts withheld              12,614       11,694
         Taxes, other than income taxes                  3,797        2,483
         Other current liabilities                      10,261       11,298
                                                     ---------    ---------
Total Current Liabilities                              106,313       82,343

Long-Term Debt, excluding current installments          98,955      105,534
Accrued Retirement Benefits and Other                   16,098       17,312
Deferred Income Taxes                                    7,058       10,797
Shareholders' Equity
         Common stock, par value $1 per share:
                  Authorized - 55,000,000 shares
                  Outstanding - 17,929,553 shares
                  (1998 - 18,176,750 shares)            17,930       18,177
         Additional paid-in capital                     23,099       25,468
         Retained earnings                             103,157       89,540
         Unamortized value of restricted stock          (1,666)      (2,220)
         Accumulated other comprehensive income         (9,488)      (6,397)
                                                     ---------    ---------
Total Shareholders' Equity                             133,032      124,568
                                                     ---------    ---------
                                                     $ 361,456    $ 340,554
                                                     =========    =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands)

                                                                                                        Unamortized
                                                                   Additional                            Value Of
                                                     Common          Paid-In         Retained           Restricted
                                                      Stock          Capital         Earnings              Stock
                                                      -----          -------         --------              -----

Balance at January 1, 1997                          $18,080           $24,366         $79,274             $(2,028)
  Net earnings for 1997                                                                10,079
    Other comprehensive income, net of tax
        Foreign currency translation adjustment
        Excess pension cost adjustment

     Other comprehensive income

   Comprehensive income

  Cash dividends - $.40 per share                                                     (7,252)
  Restricted stock awards, net                           49               426                                (475)
  Amortization of restricted stock                                                                            356
                                                    -------------------------------------------------------------
Balance at December 31, 1997                         18,129            24,792         82,101               (2,147)
  Net earnings for 1998                                                               14,755
    Other comprehensive income, net of tax
      Foreign currency translation adjustment
      Excess pension cost adjustment

    Other comprehensive income

Comprehensive income

Cash dividends - $.40 per share                                                       (7,316)
Issuance of shares for acquisitions                     200             2,411
Exercise of stock options, net                           46               281
Repurchase of common stock                             (239)           (2,535)
Restricted stock awards, net                             41               519                                (560)
Amortization of restricted stock                                                                              487
                                                    -------------------------------------------------------------
Balance at December 31, 1998                         18,177            25,468         89,540               (2,220)
Net earnings for 1999                                                                 20,838
 Other comprehensive income, net of tax
    Foreign currency translation adjustment
    Excess pension cost adjustment

  Other comprehensive income

Comprehensive income

Cash dividends - $.40 per share                                                       (7,221)
Exercise of stock options, net                           56               384
Repurchase of common stock                             (306)           (2,769)
Restricted stock awards, net                              3                16                                 (19)
Amortization of restricted stock                                                                              573
                                                    -------------------------------------------------------------
Balance at December 31, 1999                        $17,930           $23,099       $103,157              $(1,666)

                                                     Accumulated
                                                        Other
                                                    Comprehensive     Comprehensive
                                                       Income             Income           Total
                                                      -------             ------           -----
Balance at January 1, 1997                            $(3,700)                           $115,992
  Net earnings for 1997                                                 $10,079            10,079
    Other comprehensive income, net of tax
        Foreign currency translation adjustment                          (1,286)           (1,286)
        Excess pension cost adjustment                                      (17)              (17)
                                                                        -------
     Other comprehensive income                        (1,303)           (1,303)
                                                    ---------------------------------------------
   Comprehensive income                                                  $8,776
                                                                         ======
  Cash dividends - $.40 per share                                                          (7,252)
  Restricted stock awards, net                                                                  _
  Amortization of restricted stock                                                            356
                                                    ---------------------------------------------
Balance at December 31, 1997                           (5,003)                            117,872
  Net earnings for 1998                                                 $14,755            14,775
    Other comprehensive income, net of tax
      Foreign currency translation adjustment                            (1,116)           (1,116)
      Excess pension cost adjustment                                       (278)             (278)
                                                                        -------
    Other comprehensive income                         (1,394)           (1,394)
                                                    ---------------------------------------------
Comprehensive income                                                    $13,361
                                                                        =======
Cash dividends - $.40 per share                                                            (7,316)
Issuance of shares for acquisitions                                                         2,611
Exercise of stock options, net                                                                327
Repurchase of common stock                                                                 (2,774)
Restricted stock awards, net                                                                    -
Amortization of restricted stock                                                              487
                                                    ---------------------------------------------
Balance at December 31, 1998                           (6,397)                            124,568
Net earnings for 1999                                                     $20,838          20,838
 Other comprehensive income, net of tax
    Foreign currency translation adjustment                                (3,394)         (3,394)
    Excess pension cost adjustment                                            303             303
                                                                          -------
  Other comprehensive income                           (3,091)             (3,091)
                                                    ---------------------------------------------
Comprehensive income                                                      $17,747
                                                                          =======
Cash dividends - $.40 per share                                                            (7,221)
Exercise of stock options, net                                                                440
Repurchase of common stock                                                                 (3,075)
Restricted stock awards, net                                                                    -
Amortization of restricted stock                                                              573
                                                    ---------------------------------------------
Balance at December 31, 1999                          $(9,488)                           $133,032

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

Foreign Currency Translation: Translation adjustments from foreign subsidiaries are reflected in the consolidated financial statements as a separate component of shareholders' equity. Foreign currency gains and losses resulting from transactions are included in determining net earnings.

Cash Equivalents: Cash equivalents include all liquid investments purchased with a maturity of three months or less.

Financial Instruments: Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At December 31, 1999, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in Note F.

Inventories: Inventories are stated at the lower of cost or market. Costs are determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for foreign inventories.

Depreciation: Depreciation is computed using the straight-line method at annual rates, which are sufficient to amortize the cost over the estimated useful lives.

Amortization: Cost in excess of fair-market value of net assets acquired (goodwill), arising from acquisitions (see Note B), is amortized on a straight-line basis over 40 years. Specific intangibles including a supply, a non-compete and various license agreements and various patents are amortized on a straight-line basis over the estimated periods benefited with periods ranging from 2.5 to 40 years. The carrying value of intangible assets is to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized when the expected undiscounted future operating cash flow derived from such intangible assets is less than their carrying value. The Company believes that no impairment exists at December 31, 1999.

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

Comprehensive Income: Comprehensive income consists of net income, net foreign currency translation adjustments and excess pension costs and is presented in the consolidated statements of shareholders' equity and comprehensive income. Comprehensive income does not affect the Company's financial position or results of operations.

Note B -- Business Acquisitions

On April 1, 1998, the Company purchased Stahl International, Inc. ("Stahl") for 200,074 shares of common stock and a $1 million note payable for a total of $3.7 million. Stahl, located in Memphis, Tennessee, manufactures torsional vibration dampers and flywheels for all types of diesel engines. The acquisition was accounted for as a purchase transaction and accordingly, the results of the Stahl business' operations are included in the consolidated financial statements since the date of acquisition. The purchase cost of $3.7 million has been allocated to assets and liabilities acquired based upon their estimated fair values at the acquisition date. The excess of purchase price over assets acquired (goodwill) of $2.9 million is being amortized over 40 years. Pro forma unaudited financial data are not presented, as the effect is insignificant.

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


                                                           (Unaudited)
                                                          Twelve Months
                                                              Ended
                                                           Dec 31 1997
                                                          -------------
                  Net sales                                $487,505
                  Net earnings                                8,496

                  Net earnings per share:
                           Basic                             $ .47
                           Diluted                           $ .47

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the transactions had occurred at the beginning of the period presented, and is not intended to be a projection of future results or trends.

Note C -- Provision for Restructuring and Plant Closings

In the fourth quarter of 1998 in connection with management's continuing efforts to reduce costs and improve efficiencies, the Company recorded a provision for reduction of its worldwide salary workforce of approximately $2.5 million. The reduction was for approximately 10% of its salaried workforce and resulted in the elimination of 55 positions. The majority of these reductions were completed by the second quarter of 1999. In the third quarter of 1997, the Company recorded a provision for plant closings of approximately $8.8 million. The principal actions in the plant closing plan involved the closure of two manufacturing facilities.

The major components of the provisions are as follows:

(In thousands)


                                                              1999                1998             1997
                                                              ----                ----             ----
Severance and related costs                                    ---              $2,500           $4,965
Write-down of property, plant and equipment                                        ---            2,191
Other                                                          ---                 ---            1,613
                                                             ------------------------------------------
         Total Provision                                     $ ---              $2,500           $8,769
                                                             =====              ======           ======

Note D -- Inventories

The components of inventories are summarized as follows:

(In thousands)                                        1999              1998
                                                      ----             -----

Finished and in-process products                   $  8,023           $10,329
Raw materials                                        11,425            12,537
                                                   --------           -------
                                                   $ 19,448           $22,866
                                                   ========           =======

The LIFO inventories comprise approximately 72% and 75% of total inventories at December 31, 1999 and 1998, respectively.

The replacement cost of inventories exceeded the balance sheet carrying amounts by approximately $5,400,000 and $5,200,000 at December 31, 1999 and 1998,
respectively.

Note E -- Intangible Assets

The components of intangible assets are summarized as follows:



(In thousands)                                           1999                     1998
                                                         ----                     ----
Goodwill                                              $39,512                   $43,072
Supply, non-compete, and license
        agreements and various patents                 12,153                    12,276
                                                      -------                   -------
                                                       51,665                    55,348
Less accumulated amortization                           4,818                     3,156
                                                      -------                   -------
Net Intangible Assets                                 $46,847                   $52,192
                                                      =======                   =======

Note F -- Debt

Long-term debt at December 31 consisted of the following obligations:

(In thousands)


                                                                             1999                     1998
                                                                             ----                     ----
8.8% Note payable due 1999                                              $     ---                 $    750
8.82% Bank term note due 2003                                               1,784                    2,363
9.98% Note payable due 2005                                                 8,250                    9,750
8.45% Bank term note due 2005                                              20,000                   20,000
6.75% Bank term note due 2008                                              20,000                   20,000
7.03% Series A notes due 2012                                              35,000                   35,000
6.96% Series B notes due 2012                                              15,000                   15,000
Revolving credit agreement                                                  5,000                    7,500
                                                                        ---------                 --------
                                                                          105,034                  110,363
Less current installments                                                   6,079                    4,829
                                                                        ---------                 --------
Long-term debt, excluding current installments                          $  98,955                 $105,534
                                                                        =========                 ========


As of December 31, 1999, the estimated fair value of long-term debt, discounted at current interest rates, was $106,500,000.

In June 1999, the Company amended it's revolving credit agreement which allows for borrowings of up to $50 million under a 364-day agreement. The Company also maintains a revolving credit agreement which allows for borrowings of up to $25 million under a five year agreement. At December 31, 1999 there were $8.8 million of borrowings outstanding under the five-year agreement and there were no borrowings outstanding under the 364-day agreement. Borrowings under the credit agreements bear interest, at the election of the Company, at a floating rate of interest equal to (a) the higher of ABN AMRO's prime lending rate and the federal funds rate plus .5% or (b) the Eurodollar rate plus the applicable borrowing margin. At December 31, 1999, the outstanding borrowings under these agreements are at an interest rate of approximately 6.8% and there was $730,000 committed as letters of credit. At December 31, 1999, $5 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

Under the terms of its loan agreements, the Company is subject to restrictions concerning additional borrowings and maintenance of minimum net worth. At December 31, 1999, under the most restrictive covenant retained earnings of approximately $18,430,000 were unrestricted. The Company was in compliance with all such covenants at December 31, 1999.

The Company also has uncommitted short-term credit lines with banks under which it may borrow up to $32,300,000, of which $500,000 was committed as letters of credit at December 31, 1999. The contract amount of the letters of credit approximate their fair value. The lines do not have termination dates, but are reviewed periodically.

No compensating balances are required by any of the loan agreements.

Principal maturities of long-term debt during the four years following 2000 are as follows: 2001 - $8,079,000; 2002 - $9,442,000; 2003 - $8,912,000; and 2004 -
$8,864,000. In addition, $5,000,000 is outstanding under the five-year revolving credit agreement which matures in 2002.

Note G -- Income Taxes

The components of earnings before income taxes were as follows:



(In thousands)                                 1999              1998                  1997
                                               ----              ----                  ----
Domestic                                    $ 25,187           $19,502             $   9,963
Foreign                                        6,531             2,852                 5,260
                                            --------           -------             ---------
                                            $ 31,718           $22,354             $  15,223
                                            ========           =======             =========


The provisions for income tax expense were as follows:



(In thousands)                                  1999             1998               1997
                                                ----             ----               ----
         Current:
         Federal                            $  8,877         $   5,799          $   4,976
         Foreign                               2,751             1,953                691
         State                                   642               512                305
                                             -------         ---------          ---------
                                              12,270             8,264              5,972
Deferred:
         Federal                              (1,398)             (599)            (1,647)
         Foreign                                  50               (70)               947
         State                                   (42)                4               (128)
                                            --------         ---------          ---------
                                              (1,390)             (665)              (828)
                                            --------         ---------          ---------
                                            $ 10,880         $   7,599          $   5,144
                                            ========         =========          =========


A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes follows:



(In thousands)                                    1999              1998           1997
                                                  ----              ----           ----
Income taxes at federal
       statutory rate                         $  11,101             $7,824        $5,235
State income tax, net of
       federal benefit                              390                338           116
Foreign operating loss                            1,168              1,697            84
Federal tax credits                                (847)              (950)         (100)
Foreign Sales Corporation                           (96)              (450)          ---
Differences between domestic and
       effective foreign tax rates                 (652)              (812)         (254)
Other, net                                         (184)               (48)           63
                                              ---------             ------        ------
                                              $  10,880             $7,599        $5,144
                                              =========             ======        ======

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31 are as follows:


                                               1999                              1998
                                    --------------------------         --------------------------
                                    Deferred        Deferred           Deferred        Deferred
                                       Tax            Tax                Tax              Tax
(In thousands)                       Assets        Liabilities         Assets         Liabilities
                                     ------        -----------         ------         -----------
Plant and equipment               $     ---          $  16,361       $    ---           $  17,858
Accrued
   retirement benefits                6,133                ---          6,557                 ---
Other accrued expenses                4,276                ---          2,851                 ---
Foreign net operating loss
  carryforward                        3,141                ---          1,782                 ---
Federal tax credits                   2,091                ---          2,144                 ---
Other items                             509                824            733                 177
                                  ---------          ---------       --------             -------

                                     16,150             17,185         14,067              18,035
Valuation allowance                  (2,798)                --         (2,407)                 --
                                  ---------          ---------       --------           ---------
                                  $  13,352          $  17,185       $ 11,660           $  18,035
                                  =========          =========       ========           =========


Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

As of December 31, 1999, the Company has unrecognized foreign net operating loss carryforwards of approximately $8,887,000 that begin expiring in 2003.

Deferred income tax assets of $3,225,000 and $4,422,000 are included in other current assets at December 31, 1999, and 1998, respectively.

Note H - Pension and Other Postretirement Benefits

The Company has non-contributory and contributory defined benefit pension plans covering substantially all employees, subject to eligibility requirements. Benefits are based upon a percentage of compensation or monthly rates times years of service. Plan assets are held by a trustee and invested in marketable debt and equity securities and short-term investments. Benefits for certain employees are provided through multi-employer defined benefit plans. The Company also has an unfunded supplemental executive retirement plan for senior management with benefits based on compensation and years of service. Contributions to pension plans are sufficient to provide for both current service costs and amortization of past service costs over a reasonable period.

In addition to the Company's defined benefit pension plans, the Company provides medical benefits to certain retired employees, their covered dependents, and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Certain medical plans are contributory and other medical plans are non-contributory. The Company's retiree medical benefits are not funded.

During 1999 Simpson International (UK) Limited obtained final approval from Inland Revenue for a defined benefit pension plan. Based on the 1997 sales agreement, funds from the Cummins Engine Company plan for the UK employees were transferred into the Simpson Industries plan after final approval. This plan is reflected in the 1999 disclosure.




                                                              PENSION BENEFITS          OTHER BENEFITS
                                                              ----------------          --------------
(In thousands)                                                1999        1998          1999        1998
                                                              ----        ----          ----        ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $ 44,698      $38,471       $10,941    $10,577
Formation of new plan                                         9,214          ---           ---        ---
Service cost                                                  3,520        2,508           628        595
Interest cost                                                 3,662        2,849           748        777
Participant contribution                                        252          ---           ---        ---
Benefits paid                                                (4,216)      (1,858)         (654)      (716)
Actuarial (gains) and losses                                 (6,977)       2,830          (673)      (292)
Plan amendments                                                 104          131           ---        ---
Foreign exchange rate changes                                   172         (233)          ---        ---
                                                           --------      -------       -------    -------
Benefit obligation at end of year                            50,429       44,698        10,990     10,941



CHANGE IN PLAN ASSETS
Fair value of plan assets at
 beginning of year                                           29,526        28,929
Formation of new plan                                         8,539           ---
Actual return on plan assets                                  4,767           885
Contributions by the employer                                 4,058         1,554
Participant contribution                                        252           ---
Benefits paid                                                (4,076)       (1,676)
Foreign exchange rate changes                                   134          (166)
                                                           --------        ------
Fair value of plan assets at end of year                     43,200        29,526



Funded status                                               (7,229)        (15,172)      (10,990)    (10,941)
Unrecognized net (gain) loss                                   249           8,334          (608)         55
Unrecognized net asset                                         (24)           (181)          ---         ---
Unrecognized prior service cost                              1,172           1,193            50          55
                                                           -------         -------      --------    --------
Net amount recognized                                      $(5,832)        $(5,826)     $(11,548)   $(10,831)
                                                           =======         =======      ========    ========



Amounts recognized in the statement of
 financial position consist of:
    Accrued benefit liability                              $(5,832)        $(6,764)     $(11,548)   $(10,831)
    Intangible asset                                           ---             461           ---         ---
    Accumulated other comprehensive income                     ---             477           ---         ---
                                                           -------         -------      --------    --------
Net amount recognized                                      $(5,832)        $(5,826)     $(11,548)   $(10,831)
                                                           =======         =======      ========    ========



                                                              PENSION BENEFITS                  OTHER BENEFITS
                                                              ----------------                  --------------
                                                           1999       1998      1997        1999     1998     1997
                                                           -------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31
Discount rate                                               8%         7%       7.5%         8%        7%     7.5%
Expected return on plan assets                             10%        10%        10%
Rate of compensation increase                               4%         4%       4.5%         4%        4%     4.5%

For measurement purposes in 1996, the medical cost trend was assumed to be 8.0% and to decrease .5% per year to 5.0% in 2002 and remaining at that level thereafter.



(In thousands)                                                  PENSION BENEFITS                 OTHER BENEFITS
                                                                ----------------                 --------------
COMPONENTS OF NET PERIODIC BENEFIT COST                    1999       1998      1997         1999        1998      1997
                                                          -------------------------------------------------------------
Service cost                                          $   3,520    $ 2,508      $2,210    $   628    $   595     $  598
Interest cost                                             3,662      2,849       2,613        748        777        759
Expected return on plan assets                           (3,691)    (2,490)     (2,174)       ---        ---        ---
Net amortization and deferral                               207        310          62         (5)         2          3
Multi-employer plans                                         24         72         510        ---        ---        ---
                                                      ---------    -------      ------    -------    -------     ------
Net periodic benefit cost                             $   3,722    $ 3,249      $3,221    $ 1,371    $ 1,374     $1,360
                                                      =========    =======      ======    =======    =======     ======


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                            1-Percentage-           1-Percentage-
(In thousands)                                              Point Increase         Point Decrease
                                                            --------------         --------------
Effect on total of service and interest cost
 components                                                    $426                      $(187)
Effect on postretirement benefit obligation                   2,120                     (1,247)


Certain employees participate in Company-sponsored 401(k) savings plans. Under the plans, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. Contributions approximated $1,700,000, $1,390,000 and $1,330,000 in 1999, 1998 and 1997
respectively.

Note I -- Long-Term Incentive Plans

The Company has long-term incentive plans under which employees or directors may be granted stock options or other long-term incentives. The 1984 Plan, which allowed for options to be granted for up to 1,687,500 common shares, was terminated in 1993. Options and restricted shares previously granted under the 1984 Plan remain outstanding for up to 10 years. Stock appreciation rights which provide that optionees may receive cash in lieu of shares, were also granted in conjunction with stock option grants.

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

Options granted have varying exercise dates within five years after grant date and generally expire after ten years. At December 31, 1999 there were 1,233,700 shares of common stock reserved for issuance under the plans of which 494,880 are available for future grants.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for the stock options granted in 1999, 1998 or 1997. Had compensation cost for these options been determined on the basis of fair value pursuant to SFAS No. 123, the Company's pro forma net income and earnings per share would have been as indicated below:



                                                               1999                  1998             1997
                                                               ----                  ----             ----
         (In thousands, except per share amounts)
         Net earnings               As reported               $20,838               $14,755          $10,079
                                    Pro forma                 $20,592               $14,536          $ 9,874
         Basic earnings
         per share                  As reported               $  1.15               $   .81          $    56
                                    Pro forma                 $  1.14               $   .80          $   .54
         Diluted earnings
         per share                  As reported               $  1.15               $   .80          $   .55
                                    Pro forma                 $  1.14               $   .79          $   .54


The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 3.8% for all years; expected volatility of 37%, 35% and 37%; risk-free interest rates of 5.3%, 5.8% and 6.5%; and an expected life of 6.4, 7.1 and 7.0 years.

Incentive plan activity is summarized as follows:


                                                      Stock Option Plans
        -------------------------------------------------------------------------------------
                                                              Weighted
                                            Option             Average          Restricted
                                            Shares          Exercise Price        Shares
                                        -----------------------------------------------------
1998:
         Outstanding
            January 1, 1998                531,390             $9.50              230,338
         Granted/awarded                   106,080             12.75               66,840
         Exercised                         (50,400)             4.68                  ---
         Restrictions lapsed                   ---               ---              (46,227)
         Canceled/forfeited                    ---               ---              (26,500)
         Outstanding                       587,070             10.50              224,451
         Exercisable                       333,778               ---                  ---
         Weighted-average
         fair value of options
         granted during the year           $ 12.75

1999:
         Granted/awarded                   188,780             $9.52               11,000
         Exercised                         (92,198)             8.68                  ---
         Restrictions lapsed                   ---               ---              (54,095)
         Canceled/forfeited                (43,030)            11.09               (8,508)
         Outstanding                       640,622             10.43              172,848
         Exercisable                       299,798               ---                  ---
         Weighted-average
         fair value of options
         granted during the year            $ 9.52

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

Note K -- Earnings Per Share


(In thousands, except per
share amounts)                                    1999                  1998             1997
                                                  ----                  ----             ----
Net earnings applicable to
     common stock and common
     stock equivalents                          $20,838               $14,755            $ 10,079

Basic Earnings per Share

Weighted average shares
outstanding                                      18,057                18,285              18,123

Earnings Per Share                               $ 1.15                 $ .81            $    .56
                                                =======               =======            ========

Diluted Earnings per Share

Weighted average shares
outstanding                                      18,057                18,285              18,123
Net effect of dilutive
stock options                                        43                    89                  79
                                                -------               -------            --------
                                                 18,100                18,374              18,202

Earnings Per Share                              $  1.15               $   .80            $    .55
                                                =======               =======            ========


Options to purchase 131,634, 64,560, and 43,020 shares of common stock were outstanding during 1999 through 1997 respectively, at prices ranging from $10.94 to $14.67. These shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note L - Comprehensive Income


The accumulated balances for each classification of comprehensive income are as follows:



                                                                             Accumulated
                                            Foreign            Minimum          Other
                                            Currency           Pension       Comprehensive
(In thousands)                              Items              Liability        Income
-------------------------------------------------------------------------------------------
Balance at January 1, 1997                  $ (3,692)           $  (8)         $ (3,700)
   Net of tax amount                          (1,286)             (17)           (1,303)
                                            --------------------------------------------
Balance at December 31, 1997                  (4,978)             (25)           (5,003)
   Net of tax amount                          (1,116)            (278)           (1,394)
                                            --------------------------------------------
Balance at December 31, 1998                  (6,094)            (303)           (6,397)
   Net of tax amount                          (3,394)             303            (3,091)
                                            --------------------------------------------
Balance at December 31, 1999                $ (9,488)           $   -          $ (9,488)


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

GEOGRAPHIC SEGMENTS
The Company's geographic data for the years ended December 31, 1999, 1998 and 1997 are as follows:



(In thousands)                                       1999                 1998              1997
                                                     ----                 ----              ----
Net sales
   North America                                   $466,651            $ 431,657        $  421,117
   Europe                                            66,025               64,762            30,401
                                                 ----------            ---------        ----------
   Total                                           $532,676            $ 496,419        $  451,518

Operating earnings
   North America                                   $ 34,970            $  31,342        $   29,474
   Europe                                             4,018                2,804             1,445
   Restructuring/plant closings                           -               (2,500)           (8,769)
                                                 ----------            ---------        ----------
                                                   $ 38,988              $31,646        $   22,150
Identifiable assets
   North America                                   $275,901             $256,284
   Europe                                            85,555               84,270
                                                 ----------            ---------
   Total                                         $  361,456            $ 340,554




Net sales to major customers were:
(In thousands)                                           1999              1998             1997
                                                         ----              ----             ----
General Motors Corporation                            $ 77,100           $98,700         $107,500
Delphi Automotive                                       54,800            25,000           19,000
Ford Motor Company                                      81,300            85,100           88,500
DaimlerChrysler Corporation                             70,400            61,000           56,500
Consolidated Diesel Company
         and its parent companies,
         Cummins Engine Company
         Inc. and Case Corporation                      52,300            52,400           47,000
Caterpillar Inc.                                        49,600            41,800           36,100


In 1999, Delphi Automotive was spun-off from General Motors Corporation and became its own entity. Prior year amounts have been restated to reflect this change. Aggregate receivables for these customers at December 31, 1999 and 1998 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales.

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

Independent Auditors' Report

The Board of Directors and Shareholders
Simpson Industries, Inc.

We have audited the accompanying consolidated balance sheets of Simpson Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG  LLP
Detroit, Michigan
January 26, 2000

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(In thousands, except per share amounts)


                                                     Quarter Ended
                                                     -------------
                               Mar.31          Jun.30              Sep.30            Dec.31
                               ------          ------              ------            ------
1999
Net sales                     $133,102       $139,399            $124,220           $135,955
Gross profit                    14,339         16,162               9,838             13,434
Net earnings                     5,729          6,963               2,850              5,296

Net earnings per share
         Basic                     .32            .39                 .16                .29
         Diluted                   .32            .38                 .16                .29

1998
Net sales                    $ 125,556       $128,704            $110,016           $132,143
Gross profit                    13,623         14,856               6,284             14,742
Net earnings                     4,905          5,686                 929              3,235
Net earnings per share
         Basic                     .27            .31                 .05                .18
         Diluted                   .27            .31                 .05                .18



Net earnings for the quarter ended December 31, 1998 were decreased by $1,900 ($.10 per share for both basic and diluted) for the provision for restructuring.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We conservatively manage these risks through the use of derivative financial instruments in accordance with management's guidelines.

We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes. We have entered into foreign currency forward contracts to protect ourselves from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year.

Foreign Exchange

The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forwards are recognized in the current period. We believe that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions. We have performed a quantitative analysis of our overall currency rate exposure at December 31, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

Interest Rates

We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. short-term money market rates. We have performed a quantitative analysis of our overall interest rate exposure at December 31, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        NONE


                                    PART III

The information called for by the items within this part is included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholder's, and is incorporated herein by reference, as follows:

                                                                             PAGES IN 2000
                                                                            PROXY STATEMENT
                                                                            ---------------
    Item 10.   Directors.........................................                1-4

    Item 11.   Executive Compensation............................                6-11


    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management....................................               11-12

    Item 13.   Certain Relationships and Related Transactions....                 N/A

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The Consolidated Financial Statements of the Company and its subsidiaries, included in Item 8 herein by reference:

                Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Operations - years ended December 31, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements - December 31, 1999

    (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

    (3) EXHIBITS. The following exhibits designated with a "+" symbol represents the Company's management contracts or compensatory plans or arrangements for executive officers:

        3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

        3.2 Bylaws, as amended (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference)

        4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris Trust and Savings Bank, as Rights Agent (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

        10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference)

                Amendment to Note Agreement with Aetna Life Insurance Company, dated November 17, 1994 (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Note Agreement with Aetna Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

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

        10.10 + Letter Agreement, dated September 12, 1989, with Roy E. Parrott (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

              + Amendment to Letter Agreement with Roy E. Parrott, dated March
                15, 1994 (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.11 Note Agreement with Massachusetts Mutual Life Insurance Company, dated August 15, 1991 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

                Amendment No. 1 to Note Agreement with Massachusetts Mutual Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.13 + Simpson Industries, Inc. 1993 Executive long-term Incentive Plan (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

        10.14 + Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

        10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.18 + Letter Agreement, dated December 16,1994, with George G. Gilbert (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.19 + Letter Agreement, dated December 16, 1994, with James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.23 + Letter Agreement, dated March 1, 1996, with James B. Painter (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

        10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year December 31,1997, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1998, and incorporated herein by reference)

        10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank(previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 15, 1999, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)

        10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company, Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

        10.27+ Letter Agreement, dated September 1, 1997, with Vinod M. Khilnani (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)

       10.28+ * Letter Agreement dated February 5, 1999, with George A. Thomas

       10.29+ * Letter agreement dated March 1, 1999 with George A. Thomas

       21     * Subsidiaries of registrant

       23     * Consent of independent public accountants

       27.1   * Financial Data Schedule

       *Filed with this report

(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIMPSON INDUSTRIES, INC.


                                       By:  /s/ Roy E. Parrott
                                            ------------------
                                            Roy E. Parrott,
                                            Chairman and Chief Executive Officer
         Date:  March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2000.

                Signature                          Title
                ---------                          -----

         /s/ Roy E. Parrott            Chairman and Chief Executive Officer
         ------------------
         Roy E. Parrott                (principal executive officer)

         /s/ George A. Thomas          President and Chief Operating Officer
         --------------------
         George A. Thomas              and Director
                                       (principal operating officer)

         /s/ Vinod M. Khilnani         Vice President, Chief Financial Officer
         ---------------------
         Vinod M. Khilnani             (principal financial officer)
                                       (principal accounting officer)

         /s/ Michael E. Batten         Director
         ---------------------
         Michael E. Batten

         /s/ Susan F. Haka             Director
         -----------------
         Susan F. Haka

         /s/ George R. Kempton         Director
         ---------------------
         George R. Kempton

         /s/ Walter J. Kirchberger     Director
         -------------------------
         Walter J. Kirchberger

         /s/ Robert W. Navarre         Director
         ---------------------
         Robert W. Navarre

         /s/ Ronald L. Roudebush       Director
         -----------------------
         Ronald L. Roudebush

         /s/ F. Lee Weaver             Director
         -----------------
         F. Lee Weaver

         /s/ Frank K. Zinn             Director and Secretary
         -----------------
         Frank K. Zinn

                               INDEX TO EXHIBITS


        3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 and incorporated herein by reference)

        3.2 Bylaws, as amended (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference)

        4.2 Rights Agreement, dated as of February 28, 1997, between Simpson Industries, Inc. and Harris Trust and Savings Bank, as Rights Agent (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated April 22, 1997 and incorporated herein by reference)

        10.3 Note Agreement with Aetna Life Insurance Company, dated June 12, 1986 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 12, 1986 and incorporated herein by reference)

                Amendment to Note Agreement with Aetna Life Insurance Company, dated November 17, 1994 (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Note Agreement with Aetna Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

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

        10.10 + Letter Agreement, dated September 12, 1989, with Roy E. Parrott (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

              + Amendment to Letter Agreement with Roy E. Parrott, dated March
                15, 1994 (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.11 Note Agreement with Massachusetts Mutual Life Insurance Company, dated August 15, 1991 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference)

                Amendment No. 1 to Note Agreement with Massachusetts Mutual Life Insurance Company, dated as of June 17, 1997 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.13 + Simpson Industries, Inc. 1993 Executive long-term Incentive Plan (previousTly filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

        10.14 + Simpson Industries, Inc. 1993 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference)

        10.15 Term Loan Agreement with Comerica Bank, dated as of December 17, 1993 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                Amendment to Term Loan Agreement with Comerica Bank, dated as of November 1, 1994 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.18 + Letter Agreement, dated December 16, 1994, with George G. Gilbert (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.19 + Letter Agreement, dated December 16, 1994, with James A. Hug (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

        10.20 Term Note Agreement with Comerica Bank, dated as of January 25, 1995 (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.21 Term Note Agreement with Comerica Bank, dated as of February 7, 1995 (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)

                Amendment No. 2 to Term Loan Agreement with Comerica Bank, dated as of June 17, 1997 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.23 + Letter Agreement, dated March 1, 1996, with James B. Painter (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)

        10.24 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year December 31,1997, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1998, and incorporated herein by reference)

        10.25 Credit Agreement, dated June 17, 1997, among Simpson Industries and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

                Amendment to Credit Agreement, dated August 22, 1997 among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 16, 1998, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

                Amendment to Credit Agreement, dated June 15, 1999, among Simpson Industries, Inc. and certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V. and Comerica Bank (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)

        10.26 Note Agreement, dated August 1, 1997 with Northwestern Mutual Life Insurance Company, Chubb Life Insurance Company of America, Chubb Colonial Life Insurance Company, Allstate Life Insurance Company and United of Omaha Life Insurance Company (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

        10.27 + Letter Agreement, dated September 1, 1997, with Vinod M. Khilnani (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)

        10.28 + Letter Agreement dated February 5, 1999, with George A. Thomas

        10.29 + Letter agreement dated March 1, 1999 with George A. Thomas

        21    * Subsidiaries of registrant

        23    * Consent of independent public accountants

        27.1  * Financial Data Schedule

       *Filed with this report

       "+" symbol represents the Company's management contracts or compensatory plans or arrangements for executive officers.