Form 10-Q
period 2000-03-31
SIMPSON INDUSTRIES INC
filed 2000-05-12
CIK 90588

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended March 31, 2000     Commission File Number         0-6611

                          SIMPSON INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

            Michigan                                  38-1225111
(State or other jurisdiction of             IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                48170-2429
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

Yes _X_              No___

At April 30, 2000 there were 17,874,374 outstanding shares of the registrant's common stock, $1.00 par value each.


=============================================================================



Consolidated Balance Sheets
(In thousands)
March 31, 2000 and December 31, 1999


                                                     March 31   Dec. 31
                                                   (Unaudited)
ASSETS
Current Assets
      Cash and cash equivalents                     $  7,358   $  7,362
      Accounts receivable                             96,120     84,124
      Inventories                                     18,611     19,448
      Customer tooling in process                      9,307      6,404
      Prepaid expenses and other current assets       12,251     11,960
Total Current Assets                                 143,647    129,298

Property, Plant and Equipment
      Cost                                           368,667    362,259
      Less accumulated depreciation                  184,132    179,346
Total Property, Plant and Equipment                  184,535    182,913
Intangible Assets - net                               45,525     46,847
Other Assets                                           3,253      2,398
                                                    $376,960   $361,456

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Current installment of
        long-term debt                              $  4,079   $  6,079
      Notes Payable                                   19,549     10,908
      Accounts payable                                61,917     62,654
      Compensation and amounts withheld                9,323     12,614
      Taxes, other than income taxes                   4,398      3,797
      Other current liabilities                       12,011     10,261
Total Current Liabilities                            111,277    106,313

Long-term debt, excluding current installment        103,811     98,955
Accrued Retirement Benefits and Other                 16,452     16,098
Deferred Income Taxes                                  9,952      7,058
Shareholders' Equity                                 135,468    133,032
                                                    $376,960   $361,456


See accompanying notes to consolidated financial statements.





Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended March 31, 2000 and 1999


                                                        Three Months
                                                    2000            1999

Net sales                                     $    144,565    $    133,102
Costs and expenses:
      Cost of products sold                        128,576         118,763
      Administrative and selling                     3,272           2,776
      Amortization of intangible assets                566             521
                                                   132,414         122,060
Operating Earnings                                  12,151          11,042
Investment and other income, net                      (437)            (96)
Interest expense                                    (2,257)         (2,132)
Earnings Before Income Taxes                         9,457           8,814
Income taxes                                         3,310           3,085
Net Earnings                                         6,147           5,729

Comprehensive Income - net                    $      5,368    $      1,618


Basic Earnings Per Share                      $       0.34    $       0.32
Diluted Earnings Per Share                    $       0.34    $       0.32
Cash dividends per share                      $       0.10    $       0.10

Average number of common equivalent shares:
       Basic                                    17,906,083      18,144,632
       Diluted                                  17,940,944      18,161,211



See accompanying notes to consolidated financial statements.




Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Three Months Ended March 31, 2000 and 1999


                                                            2000       1999
OPERATING ACTIVITIES
Net earnings                                             $  6,147   $ 5,729
Depreciation and amortization                               6,976     6,879
Provision for deferred income taxes                         2,894       101
Other                                                         170       199
Changes in operating assets and liabilities               (16,531)   (7,708)
Cash (Used In) Provided By Operating Activities              (344)    5,200

INVESTING ACTIVITIES
Capital expenditures                                       (8,665)   (5,035)
Proceeds from disposal of property and equipment               10        53
Cash Used In Investing Activities                          (8,655)   (4,982)

FINANCING ACTIVITIES
Cash dividends paid                                        (1,788)   (1,815)
Notes payable - net                                         8,641        --
Proceeds of long-term debt, net                             2,856     1,355
Cash Used in stock transactions                              (921)     (728)
Cash Provided from (Used In)Financing Activities            8,788    (1,188)
Effect of foreign currency exchange rate changes              207       264
Decrease In Cash and Cash Equivalents                          (4)     (706)
Cash and cash equivalents at beginning of period            7,362     6,145

Cash and Cash Equivalents at End of Period               $  7,358   $ 5,439

Supplemental Disclosures
  Cash paid during the
    year for:
         Interest                                        $  4,295   $ 2,789
         Income Taxes                                       1,306     1,505




See accompanying notes to consolidated financial statements.




             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


Note 2. Lines of Credit

As discussed in Simpson's 1999 Annual Report on Form 10-K, the Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At March 31, 2000, there were no borrowings outstanding under the 364-day agreement, and $13.5 million outstanding under the five-year agreement. At March 31, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.




     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Net sales for the first quarter of 2000 increased 8.6%, or $11.5 million, over the first quarter of 1999. Continued strength in North American and European markets in both the light vehicle and medium- and heavy duty markets, were the key factors accounting for the sales growth.

Cost of products sold as a percent of sales decreased slightly, from 89.2% in the first quarter of 1999 to 88.9% in the first quarter of 2000 reflecting a slight decrease in direct production costs. Administrative and selling costs increased from 2.1% of sales for the first quarter of 1999 to 2.3% of sales for the first quarter of 2000. The increase can be attributed to new program development and launch costs. As a result, operating earnings increased 10.0%, from $11.0 million for the three months ended March 31, 1999 to $12.1 million for the three months ended March 31, 2000. Net earnings rose 7.3%, from $5.7 million to $6.1 million over the same period. Interest and other expense increased slightly from 1.7% of sales in the first quarter of 1999 to 1.9% of sales in the first quarter of 2000, primarily due to higher debt levels.

Cash flow from operations decreased $5.5 million, from $5.2 million for the first three months of 1999 to $(0.3) million for the first three months of 2000. Net cash used in investing activities totaled $8.7 million as of March 31, 2000, up $3.7 million from the $5.0 million used as of March 31, 1999. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Cash flow before financing activities decreased $9.2 million, from $0.2 million as of March 31, 1999 to $(9.0) million as of March 31, 2000. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. Since December 31, 1999, up to $13.8 million has been borrowed under the five-year agreement. At March 31, 2000, $13.5 million in borrowings were outstanding under the five-year agreement. At March 31, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements, including those relating to future outlook and operating performance, new programs expected to be launched, and other statements regarding the belief or current expectations of the Company, involve risks and uncertainties. Accordingly, actual results may differ materially as a result of various factors including, but not limited to, general economic conditions in the markets in which the Company operates, fluctuation in demand for the Company's products, the activities of





     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

competitors, and various other factors outside of the Company's control. The Company does not intend to update these forward-looking statements.

Derivative Instruments and Hedging Activities: SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. It establishes accounting and reporting standards for derivative instruments and hedging activities. As issued SFAS No.133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In 1999 the Board deferred the effective date of SFAS No. 133 with FASB Statement No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No.137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Any future effects will be incorporated into the current year's financial statements.








      ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.





Part II.  Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of shareholders of Simpson Industries, Inc. was held on April 18, 2000 in Greenville, NC. The following matters were submitted to a vote of security holders.

      1(a) The following persons were elected to the Board of Directors until the 2001 annual meeting:

                                         Votes In
               Nominee                     Favor           Withheld
               -------                   --------          --------

               Susan P. Haka             13,809,316         215,560
               George R. Kempton          8,518,821         232,403
               Walter J. Kirchberger     13,837,716         192,105
               Roy E. Parrott            13,835,140         191,558
               Ronald L. Roudebush       13,838,263         191,558
               George A. Thomas           8,558,540         195,939
               F. Lee Weaver              8,563,228         194,229

      1(b) The following persons were previously elected to the Board of Directors and serve until the 2001 annual meeting:

               Michael E. Batten
               Robert W. Navarre
               Frank K. Zinn

       2 Proposal to approve the Shareholder Value Proposal submitted by MMI Investments II-A, L.P. were as follows:

               Votes In Favor                  6,622,712
               Votes Against                   7,556,459
               Votes Withheld/Abstentions        609,478


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

        Exhibit No.     Description

            11          Computation of Earnings Per Share

            27          Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SIMPSON INDUSTRIES, INC.
                                  Registrant

May 12, 2000                      /s/ Vinod M. Khilnani
                                  Vinod M. Khilnani
                                  Vice President and Chief Financial Officer