Form 10-Q
period 2000-06-30
SIMPSON INDUSTRIES INC
filed 2000-08-11
CIK 90588

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended June 30, 2000     Commission File Number    0-6611

SIMPSON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Michigan                                      38-1225111
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                       48170-2429
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

Yes  X                     No

At July 31, 2000 there were 17,874,374 outstanding shares of the registrant's common stock, $1.00 par value each.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(In thousands)
June 30, 2000 and December 31, 1999

                                                                        June 30
                                                                      (Unaudited)        Dec. 31
                                                                      -----------        -------
ASSETS
Current Assets
     Cash and cash equivalents                                         $  4,439         $  7,362
     Accounts receivable                                                 92,147           84,124
     Inventories                                                         18,357           19,448
     Customer tooling in process                                         11,127            6,404
     Prepaid expenses and other current assets                           12,767           11,960
                                                                       --------         --------
Total Current Assets                                                    138,837          129,298

Property, Plant and Equipment
     Cost                                                               377,927          362,259
     Less Accumulated Depreciation                                      189,627          179,346
                                                                       --------         --------
Net Property, Plant and Equipment                                       188,300          182,913
Intangible Assets - net                                                  43,908           46,847
Other Assets                                                              2,121            2,398
                                                                       --------         --------
                                                                       $373,166         $361,456
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current installment of long-term debt                              $ 5,079         $  6,079
     Notes payable                                                       16,879           10,908
     Accounts payable                                                    58,691           62,654
     Compensation and amounts withheld                                   11,661           12,614
     Taxes, other than income taxes                                       3,289            3,797
     Other current liabilities                                           11,554           10,261
                                                                       --------         --------
Total Current Liabilities                                               107,153          106,313

Long-term debt, excluding current installment                           102,898           98,955
Accrued Retirement Benefits and Other                                    16,124           16,098
Deferred Income Taxes                                                    10,320            7,058
Minority Interest in Joint Venture                                          462             -
Shareholders' Equity                                                    136,209          133,032
                                                                       --------         --------
                                                                       $373,166         $361,456
                                                                       ========         ========


See accompanying notes to condensed consolidated financial statements.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended June 30, 2000 and 1999

                                                       Three Months             Six Months
                                                     2000        1999        2000        1999
                                                   --------    --------    --------    --------
Net sales                                          $138,572    $139,399    $283,137    $272,501
Costs and expenses:
     Cost of products sold                          122,629     123,237     251,205     242,000
     Administrative and selling                       3,518       2,748       6,790       5,524
     Amortization                                       487         504       1,053       1,025
                                                   --------    --------    --------   --------
                                                    126,634     126,489     259,048     248,549
                                                   --------    --------    --------    --------
Operating Earnings                                   11,938      12,910      24,089      23,952
Investment and other income, net                         96         (13)       (341)       (109)
Interest expense                                     (2,269)     (2,184)     (4,526)     (4,316)
                                                   --------    --------    --------    --------
Earnings Before Income Taxes                          9,765      10,713      19,222      19,527
Income taxes                                          3,418       3,750       6,728       6,835
                                                   --------    --------    --------    --------
Net Earnings                                       $  6,347    $  6,963    $ 12,494    $ 12,692
                                                   ========    ========    ========    ========

Comprehensive Income - net                         $  3,856    $  5,687    $  9,224    $  7,305
                                                   ========    ========    ========    ========


Basic Earnings Per Share                              $0.36       $0.39       $0.70       $0.70
Diluted Earnings Per Share                            $0.36       $0.38       $0.70       $0.70
Cash dividends per share                              $0.10       $0.10       $0.20       $0.20

Average number of common equivalent shares:
     Basic                                       17,874,374  18,065,871  17,890,228  18,105,252
     Diluted                                     17,874,510  18,098,138  17,907,727  18,129,674


See accompanying notes to condensed consolidated financial statements.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Six Months Ended June 30, 2000 and 1999

                                                                          2000                    1999
                                                                         -------                 -------
OPERATING ACTIVITIES
Net earnings                                                             $12,494                 $12,692
Depreciation and amortization                                             14,134                  13,790
Provision for deferred income taxes                                        3,262                     442
Amortization of restricted stock                                             237                     284
(Loss) Gain on disposition of assets                                         (20)                     57
Changes in operating assets and liabilities                              (16,926)                    488
                                                                         --------                --------
Cash Provided By Operating Activities                                     13,181                  27,753

INVESTING ACTIVITIES
Capital expenditures                                                     (17,965)                (19,775)
Proceeds from disposal of property and equipment                              25                     112
                                                                         --------                --------
Cash Used In Investing Activities                                        (17,940)                (19,663)

FINANCING ACTIVITIES
Cash dividends paid                                                       (3,576)                 (3,621)
Notes Payable, net                                                         5,971                   1,300
Proceeds (repayments) of long-term debt, net                               2,711                  (8,539)
Cash used in stock transactions, net                                        (949)                 (1,389)
                                                                         --------                --------
Cash Provided By (Used In) Financing Activities                            4,157                 (12,249)
Effect of foreign currency exchange rate changes                          (2,321)                  1,738
                                                                         --------                --------
Decrease In Cash and Cash Equivalents                                     (2,923)                 (2,421)
Cash and cash equivalents at beginning of period                           7,362                   6,145
                                                                         --------                --------
Cash and Cash Equivalents at End of Period                               $ 4,439                 $ 3,724
                                                                         ========                ========

Supplemental Disclosures
     Cash paid during the period for:
         Interest                                                        $ 4,542                 $ 3,459
         Income Taxes                                                      5,995                   6,827



See accompanying notes to condensed consolidated financial statements.

     ITEM 1:         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2. Lines of Credit

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At June 30, 2000, there were no borrowings outstanding under the 364-day agreement, and $13.4 million outstanding under the five-year agreement. At June 30, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year. In June of 2000, the 364-day agreement was renewed.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Net sales for the second quarter of 2000 were $138.6 million, a small decrease of $0.8 million, or 0.6%, compared to the record $139.4 million in the second quarter of 1999. Year-to-date sales increased 3.9%, or $10.6 million from the first half of 1999. Demand in North America from our automotive customers continued to be strong. Sales to the "Big Three" (GM, Ford and DaimlerChrysler) grew 5% this quarter versus the second quarter of 1999. Sales to our heavy-duty and mid-range diesel customers decreased 17% following a general decline in these markets. European sales were up 13% versus the second quarter of 1999, despite a stronger U.S. dollar. Sales in local currencies are running 20% better than 1999 levels.

Cost of products sold as a percent of sales increased slightly from 88.4% in the second quarter of 1999 to 88.5% this quarter. Cost of products sold as a percentage of sales for the first six months of 2000 compared to the first half of 1999 decreased from 88.8% to 88.7%.

During the first six months of 2000, the Company added staff to support new programs. As a result, administrative and selling expenses increased from $2.7 million, or 2.0% of sales, in the second quarter of 1999 to $3.5 million, or 2.5% of sales, in the second quarter of 2000; administrative and selling expenses for the first six months of 2000 increased from $5.5 million, or 2.0% of sales, in 1999 to $6.8 million, or 2.4% of sales.

Interest expense increased from $4.3 million, or 1.6% of sales, in the first six months of 1999 to $4.5 million, or 1.6% of sales in the first six months of 2000. Second quarter interest expense increased from $2.2 million in 1999, or 1.6% of sales, to $2.3 million in 2000, or 1.6% of sales.

Operating earnings for the first six months remained almost constant with $24.1 million in 2000 compared to $24.0 million in 1999. Second quarter operating earnings decreased 7.5%, from $12.9 million in 1999 to $11.9 million in 2000. As a result, net earnings were down 8.8%, from $7.0 million in the second quarter of 1999 to $6.3 million in the second quarter of 2000; net earnings decreased 1.6% for the first six months of 2000, from $12.7 million to $12.5 million.

Cash flow from operations was $13.2 million for the first six months of 2000, a decrease of $14.6 million from the first six months of 1999. This is the result of an increase in customer tooling to support new programs and higher receivable balances due to increasing sales volumes. In addition, cash flow for the first six months of 1999 was impacted favorably by a change in supplier payment terms. Net cash used in investing activities totaled $17.9 million for the six months ended June 30, 2000, down $1.8 million from the $19.7 million used in the first half of 2000. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Cash flow from financing activities increased $16.4 million, from ($12.2) million through June 1999 to $4.2 million through June 2000. To offset the cash used in operations as explained earlier, the Company increased its total borrowings with $8.7 million during the first six months of 2000 compared to a reduction of $7.2 million in the first six months of 1999. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At June 30, 2000, there were no borrowings outstanding under the 364-day agreement, and $13.4 million outstanding under the five-year agreement. At June 30, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year. In June of 2000, the 364-day agreement was renewed.

Derivative Instruments and Hedging Activities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. It establishes accounting and reporting standards for derivative instruments and hedging activities. As issued SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In 1999 the Financial Accounting Standards Board deferred the effective date of SFAS No. 133 with FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Any future effects will be incorporated into the current year's financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.  Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.    Description

        10.10 Amendment to Letter Agreement with Roy E. Parrot, dated June 23, 2000

        10.25 Third Amendment to Credit Agreement (364 Day), dated June 14, 2000, among Simpson Industries, Inc., certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V., and Comerica Bank

        10.27 Amendment to Letter Agreement with Vinod M. Khilnani, dated June 23, 2000

        10.29 Amendment to Letter Agreement with George A. Thomas, dated June 23, 2000

        11          Computation of Earnings Per Share

        27          Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SIMPSON INDUSTRIES, INC.
                                      Registrant

August 10, 2000                       /s/Vinod M. Khilnani
                                      Vinod M. Khilnani
                                      Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------


     Exhibit No.    Description

        10.10 Amendment to Letter Agreement with Roy E. Parrot, dated June 23, 2000

        10.25 Third Amendment to Credit Agreement (364 Day), dated June 14, 2000, among Simpson Industries, Inc., certain other Borrowers, certain Commercial Lending Institutions, ABN AMRO Bank N.V., and Comerica Bank

        10.27 Amendment to Letter Agreement with Vinod M. Khilnani, dated June 23, 2000

        10.29 Amendment to Letter Agreement with George A. Thomas, dated June 23, 2000

        11          Computation of Earnings Per Share

        27          Financial Data Schedule