Form 10-Q
period 2000-09-30
SIMPSON INDUSTRIES INC
filed 2000-11-08
CIK 90588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended September 30, 2000        Commission File Number     0-6611

SIMPSON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Michigan                                38-1225111
(State or other jurisdiction of         IRS Employer Identification No.)
 incorporation or organization)

47603 Halyard Drive, Plymouth, Michigan                       48170-2429
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

Yes  X                     No

At October 31, 2000 there were 17,866,753 outstanding shares of the registrant's common stock, $1.00 par value each.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets
(In thousands)
September 30, 2000 and December 31, 1999


                                                                        Sep.30
                                                                      (Unaudited)        Dec. 31
                                                                      -----------        -------
ASSETS
Current Assets
   Cash and cash equivalents                                           $  7,672         $  7,362
   Accounts receivable                                                   82,472           84,124
   Inventories                                                           19,157           19,448
   Customer tooling in process                                            4,343            6,404
   Prepaid expenses and other current assets                             11,291           11,960
                                                                       --------          -------
Total Current Assets                                                    124,935          129,298

Property, Plant and Equipment
   Cost                                                                 383,740          362,259
   Less Accumulated Depreciation                                        194,424          179,346
                                                                       --------         --------
Net Property, Plant and Equipment                                       189,316          182,913
Intangible Assets - net                                                  41,838           46,847
Other Assets                                                              2,117            2,398
                                                                       --------         --------
                                                                       $358,206         $361,456
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current installment of long-term debt                                $ 8,079         $  6,079
   Notes payable                                                         13,797           10,908
   Accounts payable                                                      55,852           62,654
   Compensation and amounts withheld                                     11,930           12,614
   Taxes, other than income taxes                                         2,503            3,797
   Other current liabilities                                              8,160           10,261
                                                                       --------         --------
Total Current Liabilities                                               100,321          106,313

Long-term debt, excluding current installment                            97,254           98,955
Accrued Retirement Benefits and Other                                    15,974           16,098
Deferred Income Taxes                                                    11,094            7,058
Minority Interest in Joint Venture                                          462                -
Shareholders' Equity                                                    133,101          133,032
                                                                       --------         --------
                                                                       $358,206         $361,456
                                                                       ========         ========



     See accompanying notes to condensed consolidated financial statements.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

Periods Ended September 30, 2000 and 1999


                                                       Three Months              Nine Months
                                                     2000        1999         2000        1999
                                                 -----------  ----------   ----------  -----------

Net sales                                         $ 116,468    $ 124,220    $ 399,605    $ 396,721
Costs and expenses:
   Cost of products sold                            108,903      114,382      360,108      356,382
   Administrative and selling                         3,543        3,201       10,333        8,725
   Amortization                                         485          508        1,538        1,533
                                                  ---------    ---------    ---------    ---------
                                                    112,931      118,091      371,979      366,640
                                                  ---------    ---------    ---------    ---------
Operating Earnings                                    3,537        6,129       27,626       30,081
Investment and other income
   (loss), net                                         (276)         177         (617)          68
Interest expense                                     (2,434)      (2,178)      (6,960)      (6,494)
                                                  ---------    ---------    ---------    ---------
Earnings Before Income Taxes                            827        4,128       20,049       23,655
Income taxes                                           (363)       1,278        6,365        8,113
                                                  ---------    ---------    ---------    ---------
Net Earnings                                      $   1,190    $   2,850    $  13,684    $  15,542
                                                  =========    =========    =========    =========

Comprehensive Income (Loss) - net                 $  (3,175)   $   3,836    $   8,721    $  11,141
                                                  =========    =========    =========    =========


Basic Earnings Per Share                           $   0.07     $   0.16    $    0.77    $    0.86
Diluted Earnings Per Share                         $   0.07     $   0.16    $    0.76    $    0.86
Cash dividends per share                           $   0.10     $   0.10    $    0.30    $    0.30

Average number of common equivalent shares:
   Basic                                         17,874,139   18,033,679   17,884,865   18,081,394
   Diluted                                       17,874,424   18,098,532   17,896,626   18,119,294



     See accompanying notes to condensed consolidated financial statements.

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Nine Months Ended September 30, 2000 and 1999


                                                                 2000               1999
                                                               ---------          ---------
OPERATING ACTIVITIES
Net earnings                                                   $ 13,684            $ 15,542
Depreciation and amortization                                    21,587              20,800
Provision for deferred income taxes                               4,036                 753
Other                                                               302                 540
Changes in operating assets and liabilities                      (6,687)            (13,876)
                                                               --------            --------
Cash Provided By Operating Activities                            32,922              23,759

INVESTING ACTIVITIES
Capital expenditures                                            (28,466)            (29,604)
Proceeds from disposal of property and equipment                     35                 789
                                                               --------            --------
Cash Used In Investing Activities                               (28,431)            (28,815)

FINANCING ACTIVITIES
Cash dividends paid                                              (5,364)             (5,425)
Notes payable, net                                                2,889              10,400
Proceeds (repayments) of long-term debt, net                         67                (184)
Cash used in stock transactions, net                               (949)             (1,485)
                                                               --------            --------
Cash (Used In) Provided By Financing Activities                  (3,357)              3,306
Effect of foreign currency exchange rate changes                   (824)              1,322
                                                               --------            --------
Increase (Decrease) In Cash and Cash Equivalents                    310                (428)
Cash and cash equivalents at beginning of period                  7,362               6,145
                                                               --------            --------

Cash and Cash Equivalents at End of Period                     $  7,672            $  5,717
                                                               ========            ========

Supplemental Disclosures
     Cash paid during the period for:
         Interest                                              $  7,643            $  6,208
         Income Taxes                                             8,162               7,744




     See accompanying notes to condensed consolidated financial statements.

          ITEM 1:    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Principles

The accompanying unaudited consolidated financial statements of Simpson Industries Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.  Lines of Credit

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At September 30, 2000, there were no borrowings outstanding under the 364-day agreement, and $21.6 million outstanding under the five-year agreement. At September 30, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

Note 3.  Proposed Merger of Company

The Company has entered into a definitive agreement to merge with an affiliate of Heartland Industrial Partners, LP. Under the terms of the agreement, each shareholder of the Company is expected to receive $13.00 in cash per share at the closing. The value of the transaction, including the assumption of debt, is estimated to be approximately $350 million.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Net sales for the third quarter of 2000 were $116.5 million, a decrease of $7.8 million, or 6.2%, compared to $124.2 million in the third quarter of 1999. Year-to-date sales increased 0.7%, or $2.9 million from the first nine months of 1999. Demand in North America from our automotive customers continued to be strong. Sales to the "Big Three" (GM, Ford and DaimlerChrysler) grew 6% this quarter versus the third quarter of 1999. Sales to our heavy-duty and mid-range diesel customers decreased 28% following a general decline in these markets. European sales were up 3% versus the third quarter of 1999, despite a stronger U.S. dollar.

Cost of products sold as a percent of sales increased slightly from 92.1% in the third quarter of 1999 to 93.5% this quarter. Cost of products sold as a percentage of sales for the first nine months of 2000 compared to the first nine months of 1999 increased from 89.8% to 90.1%.

During the first nine months of 2000, the Company added staff to support new program development and launch costs. As a result, administrative and selling expenses increased from $3.2 million, or 2.6% of sales, in the third quarter of 1999 to $3.5 million, or 3.0% of sales, in the third quarter of 2000; administrative and selling expenses for the first nine months of 2000 increased from $8.7 million, or 2.2% of sales, in 1999 to $10.3 million, or 2.6% of sales.

Third quarter interest expense increased from $2.2 million in 1999, or 1.8% of sales, to $2.4 million in 2000, or 2.1% of sales. Interest expense increased from $6.5 million, or 1.6% of sales, in the first nine months of 1999 to $7.0 million, or 1.7% of sales in the first nine months of 2000. Higher interest rates and increased outstanding debt were factors in the increase for both the third quarter and year-to-date interest expense.

Operating earnings for the first nine months decreased to $27.6 million in 2000 compared to $30.1 million in 1999. Third quarter operating earnings decreased 42.3%, from $6.1 million in 1999 to $3.5 million in 2000, due to lower sales and increased startup costs for new programs. As a result, net earnings were down 58.2%, from $2.9 million in the third quarter of 1999 to $1.2 million in the third quarter of 2000; net earnings decreased 12.0% for the first nine months of 2000, from $15.5 million to $13.7 million.

Cash flow from operations was $32.9 million for the first nine months of 2000, an increase of $9.2 million from the first nine months of 1999. Net cash used in investing activities totaled $28.4 million for the nine months ended September 30, 2000, down $0.4 million from the $28.8 million used in the first nine months of 1999. These expenditures represent the Company's investment in production capacity for new automotive, light truck and diesel engine programs.

Cash flow from financing activities decreased $6.7 million, from $3.3 million through September 1999 to ($3.4) million through September 2000. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service requirements, projected capital expenditures and dividends, and working capital requirements.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company maintains credit lines that allow for borrowings of up to $25 million under a five-year agreement and up to $50 million under a 364-day agreement. At September 30, 2000, there were no borrowings outstanding under the 364-day agreement, and $21.6 million outstanding under the five-year agreement. At September 30, 2000, $10 million of the borrowings under the five-year agreement are classified as long-term based on management's intent and ability to maintain this level of borrowing for a period in excess of one year.

The Company has entered into a definitive agreement to merge with an affiliate of Heartland Industrial Partners, LP. Under the terms of the agreement, each shareholder of the Company is expected to receive $13.00 in cash per share at the closing. The value of the transaction, including the assumption of debt, is estimated to be approximately $350 million.

Derivative Instruments and Hedging Activities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. It establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by FASB Statement No. 137 and SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Any future effects will be incorporated into the current year's financial statements. The Company is in the process of completing its review to determine the impact on its financial statements.

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements, including those relating to future outlook and operating performance, new programs expected to be launched, and other statements regarding the belief or current expectations of the Company, involve risks and uncertainties. Accordingly, actual results may differ materially as a result of various factors including, but not limited to, general economic conditions in the markets in which the Company operates, fluctuations in demand for the Company's products, the activities of competitors, and various other factors outside the Company's control. The Company does not intend to update these forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For the period ended September 30, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.  Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are part of this report.

             Exhibit No.             Description

                2 Agreement and Plan of Merger dated September 29, 2000 among Simpson Industries, Inc., Simmer Acquisition Company LLC and Simmer Acquisition Corporation (previously filed as Exhibit
                                     99.1 to the Company's Current Report on
                                     Form 8-K, dated October 12, 2000 and
                                     incorporated herein by reference).

                11                   Computation of Earnings Per Share

                27                   Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMPSON INDUSTRIES, INC.
                                   Registrant

November 07, 2000                  /s/Vinod M. Khilnani
                                   Vinod M. Khilnani
                                   Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                  Description
-----------                  -----------
   11                        Computation of Earnings Per Share
   27                        Financial Data Schedule
